Form 10-Q
period 1995-03-31
THREE-L ENTERPRISES INC
filed 1996-07-17
CIK 931758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
               X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -------- OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

          ------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                        Commission file number 33-853963


                           THREE-L ENTERPRISES, INC.
              ---------------------------------------------------
             Exact Name of Registrant as Specified in its Charter

             Delaware                        72-1265159
    ------------------------------     ---------------------------
    State or Other Jurisdiction of     IRS Employer Identification
     Incorporation or Organization               Number

                1109 Andrews, Metairie, Louisiana  70005
     ------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)

                            (504) 831-8760
          --------------------------------------------------
          Registrant's Telephone Number, Including Area Code

                                    N/A
     --------------------------------------------------------------
    (Former Name, Former Address and Formal Fiscal Year, if Changed
      Since Last Report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes           No    X
                            -------      -------

     The number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

        $.0001 Par Value             Outstanding at August 30, 1995
          Common Shares                          44,000
      ---------------------              --------------------
        Class of Securities             Outstanding Securities


_______________________________________________________________________________

                           THREE-L ENTERPRISES, INC.
                         (A Development Stage Company)




                                     INDEX




                                                                  Page
                                                                  ----

Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Balance Sheets
              March 31, 1995 and December 31, 1994                  1

            Condensed Statements of Operations
              for the period from March 18, 1994
              (inception) to March 31, 1995, and
              the three months ended March 31, 1995
              and the period from March 18, 1994
              (inception) to March 31, 1994.                        2

            Statement of Stockholders' Equity
              for the period from March 18, 1994
              (inception) to March 31, 1995                         3

            Condensed Statements of Cash Flows
              for the period from March 18, 1994
              (inception) to March 31, 1995, and
              the three months ended March 31, 1995
              and the period from March 18, 1994
              (inception) to March 31, 1994.                        4

            Notes to Condensed Financial Statements                 5

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                            6

Part II.    OTHER INFORMATION                                       7



_______________________________________________________________________________

                           THREE-L ENTERPRISES, INC.
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEET
                                  (Unaudited)



                                           March 31,       December 31,
                                             1995             1994
                                           _________       _________

                                     ASSETS

CURRENT ASSETS:
  Cash                                     $    2,628      $    8,147

OTHER ASSETS:
  Deferred offering costs                      18,262          11,796
                                           ----------      ----------

                                           $   20,890      $   19,943
                                           ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $    2,382      $     -
                                           ----------      ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par
   value; 25,000,000 shares
   authorized; none issued                       -               -
  Common stock, $.0001 par
   value; 100,000,000 shares
   authorized; 44,000 issued
   and outstanding                                  4               4
  Additional paid-in capital                   20,621          20,621
  (Deficit) accumulated during
   the development stage                       (2,117)           (682)
                                           ----------      ----------

Total stockholders' equity                     18,508          19,943
                                           ----------      ----------

                                           $   20,890      $   19,943
                                           ==========      ==========







Note: The balance sheet at December 31, 1994, has been taken from the audited financial statements at that date and condensed.

                                      -1-
_______________________________________________________________________________

                           THREE-L ENTERPRISES, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   March 18,      March 18,
                                                     1994           1994
                                  Three Months    (Inception)    (Inception)
                                     Ended            to             to
                                    March 31,      March 31,      March 31,
                                     1995            1994           1995
                                  ________        ________       ________


REVENUES                          $     -         $      -       $    -
                                  ----------      ----------     --------

EXPENSES:
  General and administrative           1,435            -            2,117
                                  ----------      ----------     --------

NET (LOSS)                        $    (1,435)    $      -       $  (2,117)
                                  -----------     ----------     --------

NET (LOSS) PER SHARE OF
 COMMON STOCK                     $      (.03)    $      -
                                  ===========     ==========

Weighted average number
 of common shares outstanding          44,000            -
                                  ===========     ==========







                                      -2-
_______________________________________________________________________________

                           THREE-L ENTERPRISES, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Period March 18, 1994 (Inception)
                               To March 31, 1995
                                  (Unaudited)


                                                                (Deficit)
                                                               Accumulated
                                                  Additional   During The
                               Common Stock        Paid-In     Development
                             Shares   Amount       Capital        Stage

Balances, March 18, 1994
 (inception)                   -      $  -        $   -        $    -

Issuance of common stock
 for cash, $.46875 per
 share                       44,000      4          20,621          -

Net (loss) for period
 March 18, 1994
 (inception) to
 December 31, 1994             -         -            -             (682)
                           --------  --------     --------     ---------

Balances, December 31,
 1994                        44,000      4          20,621          (682)

Net (loss) for the period      -         -            -           (1,435)
                           --------  --------     --------     ---------

Balances, March 31, 1995     44,000   $  4        $ 20,621     $  (2,117)
                           ========  ========     ========     =========





                                      -3-
_______________________________________________________________________________

                           THREE-L ENTERPRISES, INC.
                         (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                   March 18,       March 18,
                                                     1994            1994
                                Three Months      (Inception)     (Inception)
                                   Ended              to              to
                                  March 31,        March 31,       March 31,
                                   1995              1994            1995
                                __________        _________       __________

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                    $ (1,435)         $     -         $  (2,117)
                                --------          --------        ---------

    Net cash (used) by
     operating activities         (1,435)               -            (2,117)
                                --------          --------        ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:                        -                   -              -
                                --------          --------        ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from sale of
   common stock                     -                   -            20,625
  Deferred offering costs         (4,084)               -           (15,880)
                                --------          --------        ---------

    Net cash provided (used)
     by financing activities      (4,084)               -             4,745
                                --------          --------        ---------

NET INCREASE (DECREASE) IN
 CASH                             (5,519)               -             2,628

CASH, beginning of period          8,147                -              -
                                --------          --------        ---------

CASH, end of period             $  2,628          $     -         $   2,628
                                ========          ========        =========






                                      -4-
_______________________________________________________________________________

                           THREE-L ENTERPRISES, INC.
                         (A Development Stage Company)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   CONDENSED FINANCIAL STATEMENTS

     The condensed balance sheet as of March 31, 1995, and the condensed statements of operations and cash flows for the three months ended March 31, 1995, and the period March 18, 1994 (inception), to March 31, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 1994 financial statements and notes thereto included in the Company's Prospectus dated April 13, 1995. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

2.   INITIAL PUBLIC OFFERING

     In April 1995, the Company completed an initial public offering of 32,381 shares of $.0001 par value common stock, through an underwriter on a "firm commitment" basis at $5.25 per share. The offering, which was made under Rule 419 of Regulation C, requires that the proceeds, less certain allowable deductions and all the securities purchased by investors, be placed into an escrow account until the offering has been reconfirmed by the Company's shareholders and the Company becomes a party to a merger or acquisition with another business in accordance with the provisions of Rule
     419. In the event an acquisition is not consummated within 18 months of the effective date of this offering, which was April 13, 1995, the proceeds held in escrow will be returned to all investors.

     The Company paid the underwriter a commission of 10% of the gross proceeds of the offering. In addition, the Company issued the underwriter warrants to purchase 3,238 shares of common stock, which will be exercisable for a period of four years, commencing one year from the date of closing, which was April 13, 1995, at an exercise price of $6.30 per share, subject to adjustment in certain events. The shares underlying the warrants are subject to piggybank registration rights, expiring seven years after the effective date of the offering.



                                      -5-
_______________________________________________________________________________

                           THREE-L ENTERPRISES, INC.
                         (A Development Stage Company)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

The Company had cash of $2,628 and minimal working capital at March 31, 1995, and cash of $8,147 at December 31, 1994.

Results of Operations

For the period from March 18, 1994 (inception) to March 31, 1995, the Company was inactive. The Company is in the development stage and its activities through March 31, 1995 consisted primarily of efforts to complete the public offering and pursue a merger.

The Company's limited expenditures consist of minimal operating expenses and deferred offering costs. Management expects the Company will continue to incur losses until such time as a merger or acquisition candidate is identified and a merger or acquisition is completed.

Management does not expect inflation or changing prices to have any effect on the Company's financial condition.














                                      -6-
_______________________________________________________________________________

                           THREE-L ENTERPRISES, INC.

                          PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS.

            NONE.



ITEM 2.     CHANGES IN SECURITIES

            NONE.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            NONE.

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

            NONE.

ITEM 5.     OTHER INFORMATION.

            NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            FORM 8-K REGARDING LETTER OF INTENT TO MERGE WITH VALUE TEL, INC. FILED JUNE 17, 1995. LETTER OF INTENT HAS SUBSEQUENTLY BEEN WITHDRAWN.





                                      -7-
_______________________________________________________________________________

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               THREE-L ENTERPRISES, INC.


Date: October 13, 1995      By: /s/ HERMAN K. WATSKY, PRESIDENT
                                -------------------------------
                                    Herman K. Watsky, President