Form 10-Q
period 1995-06-30
THREE-L ENTERPRISES INC
filed 1996-07-17
CIK 931758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q
                X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ------     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1995

                                        OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ------    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  __________ to __________

                         Commission file number 33-853963


                             THREE-L ENTERPRISES, INC.
                             -------------------------
        Exact Name of Registrant as Specified in its Charter

             Delaware                        72-1265159
    ------------------------------     --------------------------
    State or Other Jurisdiction of     IRS Employer Identification
     Incorporation or Organization               Number

                1109 Andrews, Metairie, Louisiana  70005
    --------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)

                            (504) 831-8760
          --------------------------------------------------
          Registrant's Telephone Number, Including Area Code

                                    N/A
    ---------------------------------------------------------------
    (Former Name, Former Address and Formal Fiscal Year, if Changed
      Since Last Report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes         No    X
                           ------      ------

     The number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

        $.0001 Par Value             Outstanding at August 30, 1995
          Common Shares
                                               44,000
        -------------------             ----------------------
        Class of Securities             Outstanding Securities

_____________________________________________________________________________

                             THREE-L ENTERPRISES, INC.
                           (A Development Stage Company)




                                       INDEX




                                                                  Page

Part I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Balance Sheets
              June 30, 1995 and December 31, 1994                   1

            Condensed Statements of Operations
              for the period from March 18, 1994
              (inception) to June 30, 1995, the
              three months ended June 30, 1995
              and 1994, the six month period
              ended June 30, 1995 and the period
              from March 18, 1994 (inception) to
              June 30, 1994.                                        2

            Statement of Stockholders' Equity
              for the period from March 18, 1994
              (inception) to June 30, 1995                          3

            Condensed Statements of Cash Flows
              for the period from March 18, 1994
              (inception) to June 30, 1995, the
              six months ended June 30, 1995 and
              the period from March 18, 1994
              (inception) to June 30, 1994.                         4

            Notes to Condensed Financial Statements               5 - 6

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                            7

Part II.    OTHER INFORMATION                                       8


_____________________________________________________________________________

                             THREE-L ENTERPRISES, INC.
                           (A Development Stage Company)
                              CONDENSED BALANCE SHEET
                                    (Unaudited)



                                           June 30,        December 31,
                                             1995             1994
                                           _________       __________

                                      ASSETS

CURRENT ASSETS:
  Cash                                     $    1,480      $    8,147
  Prepaid expense                               7,000            -
                                           ----------      ----------
    Total current assets                        8,480           8,147
                                           ----------      ----------

OTHER ASSETS:
  Deferred offering costs                      22,752          11,796
  Cash held in escrow                         133,110            -
                                           ----------      ----------
    Total other assets                        155,862          11,796
                                           ----------      ----------

                                           $  164,342      $   19,943
                                           ==========      ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $    1,031      $     -
                                           ----------      ----------

ESCROWED COMMON STOCK                         133,110            -
                                           ----------      -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par
   value; 25,000,000 shares
   authorized; none issued                       -               -
  Common stock, $.0001 par
   value; 100,000,000 shares
   authorized; 44,000 issued
   and outstanding                                  4               4
  Additional paid-in capital                   35,411          20,621
  (Deficit) accumulated during
   the development stage                       (5,214)           (682)
                                           ----------      -----------

Total stockholders' equity                     30,201          19,943
                                           ----------      ----------

                                           $  164,342      $   19,943
                                           ==========      ==========


Note: The balance sheet at December 31, 1994, has been taken from the audited financial statements at that date and condensed.

                                        -1-
_____________________________________________________________________________

                                         THREE-L ENTERPRISES, INC.
                                       (A Development Stage Company)
                                     CONDENSED STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                                                            March 18,      March 18,
                                                                              1994           1994
                                                             Six Months    (Inception)    (Inception)
                                 Three Months Ended            Ended           to             to
                                      June 30,                June 30,       June 30,       June 30,
                                   1995       1994             1995           1994           1995
                                 -------    -------          --------       --------       --------


REVENUES                         $   -      $   -            $   -          $   -          $   -


EXPENSES:
  General and administrative        3,097        175            4,532            175          5,214
                                 --------   --------         --------       --------       ________

NET (LOSS)                       $ (3,097)  $   (175)        $ (4,532)      $   (175)      $ (5,214)
                                 ========   ========         ========       ========       ========

NET (LOSS) PER SHARE OF
 COMMON STOCK                    $   (.07)  $  (a)           $   (.10)      $  (a)
                                 ========   ========         ========       ========

Weighted average number
 of common shares outstanding      44,000     33,707           44,000         33,707
                                 ========   ========         ========       ========


(a) Less than $.01 per share





                                                    -2-
_____________________________________________________________________________

                             THREE-L ENTERPRISES, INC.
                           (A Development Stage Company)
                         STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Period March 18, 1994 (Inception)
                                 To June 30, 1995
                                    (Unaudited)

                                                                   (Deficit)
                                                                  Accumulated
                                                    Additional    During The
                               Common Stock          Paid-In      Development
                             Shares   Amount         Capital         Stage
                             ------   ------        ---------     -----------


Balances, March 18, 1994
 (inception)                   -      $  -          $   -         $    -

Issuance of common stock
 for cash, $.46875 per
 share                       44,000      4            20,621           -

Net (loss) for period
 March 18, 1994
 (inception) to
 December 31, 1994             -         -              -              (682)
                           -------   ------         --------      ---------

Balances, December 31,
 1994                        44,000      4            20,621           (682)

Net proceeds received
 from public offering
 (see note 2)                  -         -            14,790           -

Net (loss) for the period      -         -              -            (4,532)
                           --------  ------         --------      ---------

Balances, June 30, 1995      44,000   $  4          $ 35,411      $  (5,214)
                           ========  ======         ========      =========





                                        -3-
_____________________________________________________________________________

                             THREE-L ENTERPRISES, INC.
                           (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                   March 18,       March 18,
                                                     1994            1994
                                 Six Months       (Inception)     (Inception)
                                   Ended              to              to
                                  June 30,         June 30,        June 30,
                                   1995              1994            1995
                                ----------        ----------      ----------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                    $ (4,532)         $     (175)     $  (5,214)
  Adjustments to reconcile
   net (loss) to net cash
   used by operating
   activities:
    (Increase) in prepaid
     expenses                     (7,000)               -            (7,000)
                                --------          ----------      ---------

      Net cash (used) by
       operating activities      (11,532)               (175)       (12,214)
                                --------          ----------      ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:                        -                   -              -
                                --------          ----------      ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from sale of
   common stock                     -                 18,000         20,625
  Proceeds from sale of
   escrowed common stock
   (see note 2)                   14,790                -            14,790
  Deferred offering costs         (9,925)             (5,000)       (21,721)
                                --------          ----------      ---------

      Net cash provided by
       financing activities        4,865              13,000         13,694
                                --------          ----------      ---------

NET INCREASE (DECREASE) IN
 CASH                             (6,667)             12,825          1,480

CASH, beginning of period          8,147                -              -
                                --------          ----------      ---------

CASH, end of period             $  1,480          $   12,825      $   1,480
                                ========          ==========      =========




                                        -4-
_____________________________________________________________________________

                             THREE-L ENTERPRISES, INC.
                           (A Development Stage Company)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (Unaudited)


1.     CONDENSED FINANCIAL STATEMENTS

       The condensed balance sheet as of June 30, 1995, and the condensed statements of operations and cash flows for the six months ended June 30, 1995, and the period March 18, 1994 (inception), to June 30, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995, and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 1994 financial statements and notes thereto included in the Company's Prospectus dated April 13, 1995. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

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

       The following summarizes the public offering:

            Gross proceeds from sale of
            common stock                            $ 170,000

            Underwriter commissions and
             nonaccountable expenses paid
             directly from proceeds                   (22,100)

            Funds received by the Company
             as permitted under Rule 419              (14,790)
                                                    ---------

              Net proceeds held in escrow           $ 133,110
                                                    =========

                                        -5-
_____________________________________________________________________________

                             THREE-L ENTERPRISES, INC.
                           (A Development Stage Company)
                NOTES TO CONDENSED FINANCIAL STATEMENTS (Concluded)
                                    (Unaudited)



2.     INITIAL PUBLIC OFFERING (Continued)

       Because the conditions of Rule 419 have not been met, the Company is reporting the sale of the 32,381 shares of common stock between the liability and stockholders' equity sections of the balance sheet.

       The Company also issued the underwriter warrants to purchase 3,238 shares of common stock, which will be exercisable for a period of four years, commencing one year from the date of closing, which was April 13, 1995, at an exercise price of $6.30 per share, subject to adjustment in certain events. The shares underlying the warrants are subject to piggybank registration rights, expiring seven years after the effective date of the offering.




                                        -6-
_____________________________________________________________________________

                             THREE-L ENTERPRISES, INC.
                           (A Development Stage Company)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

The Company had cash of $1,480 and working capital of $7,449 at June 30, 1995, and cash of $8,147 at December 31, 1994.

As discussed in note 2 to the accompanying financial statements, the Company sold 32,381 shares of common stock in a public offering under Rule 419 of Regulation C. The Company received $14,790 which represents 10% of the gross proceeds after deducting underwriter commissions and nonaccountable expenses. The balance of $133,110 is being held in escrow until the requirements of Rule 419 have been met.

Results of Operations

For the period from March 18, 1994 (inception) to June 30, 1995, the Company was inactive. The Company is in the development stage and its activities through June 30, 1995 consisted primarily of efforts to complete the public offering and pursue a merger.

The Company's limited expenditures consist of minimal operating expenses and deferred offering costs. Management expects the Company will continue to incur losses until such time as a merger or acquisition candidate is identified and a merger or acquisition is completed.

Management does not expect inflation or changing prices to have any effect on the Company's financial condition.










                                        -7-
_____________________________________________________________________________

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

ITEM 5.     OTHER INFORMATION.

            NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            FORM 8-K REGARDING LETTER OF INTENT TO MERGE WITH VALUE TEL, INC. FILED JUNE 17, 1995. LETTER OF INTENT HAS SUBSEQUENTLY BEEN WITHDRAWN.










                                        -8-
_____________________________________________________________________________

                                    SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               THREE-L ENTERPRISES, INC.


Date: October 13, 1995      By: /s/ HERMAN K. WATSKY, PRESIDENT
                               --------------------------------
                                    Herman K. Watsky, President