Form 10-Q
period 1996-03-31
THREE-L ENTERPRISES INC
filed 1996-07-17
CIK 931758

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
              X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -------  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                          OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) ------- OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ____________

                           Commission file number 33-853963


                              THREE-L ENTERPRISES, INC.
                              --------------------------
                 Exact Name of Registrant as Specified in its Charter

              Delaware                                72-1265159
     -----------------------------            ---------------------------
    State or Other Jurisdiction of            IRS Employer Identification
     Incorporation or Organization                      Number

                       1109 Andrews, Metairie, Louisiana  70005
     --------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)

                                    (504) 831-8760
     --------------------------------------------------------------------
                  Registrant's Telephone Number, Including Area Code

                                         N/A
     --------------------------------------------------------------------
     (Former Name, Former Address and Formal Fiscal Year, if Changed
       Since Last Report.)

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

        $.0001 Par Value                 Outstanding at May 31, 1996
          Common Shares
                                                   44,000
    -----------------------              ---------------------------
      Class of Securities                   Outstanding Securities

                              THREE-L ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)



                                        INDEX

                                                                            Page
                                                                            ----

Part I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Balance Sheets
                March 31, 1996 and December 31, 1995                         1

              Condensed Statements of Operations
                for the three months ended March 31,
                1996 and 1995 and the period from
                March 18, 1994 (inception) to
                March 31, 1996.                                              2

              Statement of Stockholders' Equity
                for the period from March 18, 1994
                (inception) to March 31, 1996                                3

              Condensed Statements of Cash Flows
                for the three months ended March 31,
                1996 and 1995 and the period from
                March 18, 1994 (inception) to
                March 31, 1996.                                              4

              Notes to Condensed Financial Statements                        5

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                   6

Part II. OTHER INFORMATION                                                   7

                              THREE-L ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED BALANCE SHEET
                                     (Unaudited)


                                                March 31,         December 31,
                                                  1996                1995
                                                  ----                ----

                                        ASSETS

CURRENT ASSETS:
  Cash                                          $      362          $      395

OTHER ASSETS:
  Deferred offering costs                           50,591              36,825
  Cash held in escrow                              133,110             133,110
                                                 ---------           ---------

                                                $  184,063          $  170,330
                                                 ---------           ---------
                                                 ---------           ---------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $   23,064          $    4,990
  Note payable - officer                             5,000               5,000
                                                 ---------           ---------

    Total Liabilities                               28,064               9,990
                                                 ---------           ---------

COMMITMENTS AND CONTINGENCIES

ESCROWED COMMON STOCK                              133,110             133,110
                                                 ---------           ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par
   value; 25,000,000 shares
   authorized; none issued                            -                   -
  Common stock, $.0001 par
   value; 100,000,000 shares
   authorized; 44,000 issued
   and outstanding                                       4                   4
  Additional paid-in capital                        35,411              35,411
  (Deficit) accumulated during
   the development stage                           (12,526)             (8,185)
                                                 ---------           ---------

Total stockholders' equity                          22,889              27,230
                                                 ---------           ---------

                                                $  184,063          $  170,330
                                                 ---------           ---------
                                                 ---------           ---------


Note: The balance sheet at December 31, 1995, has been taken from the audited financial statements at that date and condensed.

                              THREE-L ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                                                                     March 18,
                                                                       1994
                                    Three Months   Three Months     (Inception)
                                        Ended          Ended            to
                                      March 31,       March 31,      March 31,
                                         1996           1995           1996
                                    ------------   ------------     ----------


REVENUES                             $      -       $      -         $    -
                                      ----------     ----------       --------

EXPENSES:
  General and administrative               4,341          1,435         12,526
                                      ----------     ----------       --------

NET (LOSS)                           $    (4,341)   $    (1,435)     $ (12,526)
                                      ----------     ----------       --------
                                      ----------     ----------       --------

NET (LOSS) PER SHARE OF
 COMMON STOCK                        $      (.10)   $      (.03)
                                      ----------     ----------
                                      ----------     ----------

Weighted average number
 of common shares outstanding             44,000         44,000
                                      ----------     ----------
                                      ----------     ----------

                              THREE-L ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF STOCKHOLDERS' EQUITY
                      For the Period March 18, 1994 (Inception)
                                  To March 31, 1995
                                     (Unaudited)




                                                                                    (Deficit)
                                                                                  Accumulated
                                              Common Stock          Additional     During The
                                          ---------------------       Paid-In     Development
                                          Shares         Amount       Capital        Stage
                                          ------         ------      ---------    -----------
Balances, March 18, 1994
 (inception)                                -           $  -          $   -         $    -

Issuance of common stock
 for cash, $.46875 per
 share                                    44,000            4         20,621           -

Net (loss) for period
 March 18, 1994
 (inception) to
 December 31, 1994                          -               -             -              (682)
                                          ------          -----        -------       --------

Balances, December 31,
 1994                                     44,000            4         20,621           (682)

Net proceeds received
 from public offering
 (note 2)                                   -               -           14,790           -

Net (loss) for the period                   -               -             -            (7,503)
                                          ------          -----        -------       --------

Balances, December 31,
 1995                                     44,000            4           35,411         (8,185)

Net (loss) for the period                   -               -             -            (4,341)
                                          ------          -----        -------       --------

Balances, March 31, 1996                  44,000         $  4         $ 35,411      $ (12,526)
                                          ------          -----        -------       --------
                                          ------          -----        -------       --------

                              THREE-L ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                      March 18,
                                                                        1994
                                      Three Months   Three Months    (Inception)
                                          Ended          Ended           to
                                        March 31,      March 31,       March 31,
                                          1996           1995            1996
                                          ----           ----            ----

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                            $ (4,341)    $   (1,435)     $ (12,526)
  Increase in accounts
   payable                                18,074           -            23,064
                                         -------      ---------       --------

    Net cash provided (used)
     by operating activities              13,733         (1,435)        10,538
                                         -------      ---------       --------

CASH FLOWS FROM INVESTING
 ACTIVITIES:                                -              -              -
                                         -------      ---------       --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from sale of
   common stock                             -              -            20,625
  Proceeds from sale of
   escrowed common stock
   (note 2)                                 -              -            14,790
  Proceeds from borrowings
   on note payable - officer                -              -             5,000
  Deferred offering costs                (13,766)        (4,084)       (50,591)
                                         -------      ---------       --------

    Net cash provided (used)
     by financing activities             (13,766)        (4,084)       (10,176)
                                         -------      ---------       --------

NET INCREASE (DECREASE) IN
 CASH                                        (33)        (5,519)           362

CASH, beginning of period                    395          8,147           -
                                         -------      ---------       --------

CASH, end of period                     $    362     $    2,628       $    362
                                         -------      ---------       --------
                                         -------      ---------       --------

                              THREE-L ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)



1.  CONDENSED FINANCIAL STATEMENTS

    The condensed balance sheet as of March 31, 1996, and the condensed statements of operations and cash flows for the three months ended March 31, 1996, and the period March 18, 1994 (inception), to March 31, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 1995 financial statements and notes thereto included in the Company's Form 10-K dated March 28, 1996. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

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

                              THREE-L ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

The Company had cash of $362 and a working capital deficit at March 31, 1996 of $27,702, and cash of $395 at December 31, 1995.

Results of Operations

For the period from March 18, 1994 (inception) to March 31, 1996, the Company was inactive. The Company is in the development stage and its activities through March 31, 1996 consisted primarily of efforts to complete the public offering and pursue a merger.

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

         NONE.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  THREE-L ENTERPRISES, INC.


Date:                             By: /s/ HERMAN K. WATSKY, PRESIDENT
     ------------------------         -------------------------------
                                          Herman K. Watsky, President