Form 10-Q
period 1996-06-30
THREE-L ENTERPRISES INC
filed 1996-09-11
CIK 931758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        --------   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

        ------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                      -------------  -------------

                       Commission file number 33-853963


                          THREE-L ENTERPRISES, INC.
             ---------------------------------------------------
             Exact Name of Registrant as Specified in its Charter

           Delaware                            72-1265159
 -----------------------------         ---------------------------
State or Other Jurisdiction of         IRS Employer Identification
 Incorporation or Organization                   Number

                 1109 Andrews, Metairie, Louisiana    70005
            ---------------------------------------------------
            (Address of principal executive offices)  (Zip Code)

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

       $.0001 Par Value              Outstanding at August 31, 1996
         Common Shares
                                                 44,000
    ----------------------               ----------------------
      Class of Securities                Outstanding Securities

________________________________________________________________________

                          THREE-L ENTERPRISES, INC.
                        (A Development Stage Company)



                                    INDEX


                                                               Page

Part I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Balance Sheets
                June 30, 1996 and December 31, 1995              1

              Condensed Statements of Operations
                for the three months ended June 30,
                1996 and 1995, the six months ended
                June 1996 and 1995, and the period
                from March 18, 1994 (inception) to
                June 30, 1996.                                   2

              Statement of Stockholders' Equity
                for the period from March 18, 1994
                (inception) to June 30, 1996                     3

              Condensed Statements of Cash Flows
                for the six months ended June 30,
                1996 and 1995 and the period from
                March 18, 1994 (inception) to
                June 30, 1996.                                   4

              Notes to Condensed Financial Statements           5-6

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                       7

Part II. OTHER INFORMATION                                       8

________________________________________________________________________

                          THREE-L ENTERPRISES, INC.
                        (A Development Stage Company)
                           CONDENSED BALANCE SHEET
                                 (Unaudited)


                                        June 30,        December 31,
                                          1996             1995
                                          ----             ----
                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash                                  $      328      $      395

OTHER ASSETS:
  Deferred offering costs                   59,359          36,825
  Cash held in escrow                      133,110         133,110
                                        ----------      ----------

                                        $  192,797      $  170,330
                                        ==========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $   32,455      $    4,990
  Note payable - officer                     7,500           5,000
                                        ----------      ----------

    Total Liabilities                       39,955           9,990
                                        ----------      ----------

COMMITMENTS AND CONTINGENCIES

ESCROWED COMMON STOCK                      133,110         133,110
                                        ----------      ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par
   value; 25,000,000 shares
   authorized; none issued                    -               -
  Common stock, $.0001 par
   value; 100,000,000 shares
   authorized; 44,000 issued
   and outstanding                               4               4
  Additional paid-in capital                35,411          35,411
  (Deficit) accumulated during
   the development stage                   (15,683)         (8,185)
                                        ----------      ----------

Total stockholders' equity                  19,732          27,230
                                        ----------      ----------

                                        $  192,797      $  170,330
                                        ==========      ==========


Note: The balance sheet at December 31, 1995, has been taken from the audited financial statements at that date and condensed.

                                     -1-
________________________________________________________________________

                          THREE-L ENTERPRISES, INC.
                        (A Development Stage Company)
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                             March 18,
                                                               1994
                   Three Months Ended   Six Months Ended    (Inception)
                   -------------------  -----------------       to
                   June 30,  June 30,   June 30,  June 30,   June 30,
                     1996      1995       1996      1995       1996
                     ----      ----       ----      ----       ----

REVENUES            $  -      $  -        $  -      $  -      $   -
                    -------   -------     -------   -------   --------

EXPENSES:
  General and
   administrative     3,157     3,097       7,498     4,532     15,683
                    -------   -------     -------   -------   --------

NET (LOSS)          $(3,157)  $(3,097)    $(7,498)  $(4,532)  $(15,683)
                    =======   =======     =======   =======   =======

NET (LOSS) PER SHARE
 OF COMMON STOCK    $  (.07)  $  (.07)    $  (.17)  $  (.10)
                    =======   =======     =======   =======

Weighted average
 number of common
 shares outstanding  44,000    44,000      44,000    44,000
                    =======   =======     =======   =======







                                     -2-
________________________________________________________________________

                          THREE-L ENTERPRISES, INC.
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Period March 18, 1994 (Inception)
                               To June 30, 1996
                                 (Unaudited)


                                                           (Deficit)
                                                          Accumulated
                           Common Stock       Additional   During The
                         ---------------        Paid-In   Development
                         Shares    Amount       Capital      Stage
                         ------    ------      ---------  ----------

Balances, March 18, 1994
 (inception)                -       $  -       $   -        $    -

Issuance of common stock
 for cash, $.46875 per
 share                    44,000        4        20,621          -

Net (loss) for period
 March 18, 1994
 (inception) to
 December 31, 1994          -           -          -            (682)
                         -------    -----      --------     --------
Balances, December 31,
 1994                     44,000        4        20,621         (682)

Net proceeds received
 from public offering
 (note 2)                   -           -        14,790          -

Net (loss) for the
 period                     -           -          -          (7,503)
                         -------    -----      --------     --------

Balances, December 31,
 1995                     44,000        4        35,411       (8,185)

Net (loss) for the
 period                     -           -          -          (7,498)
                         -------    -----      --------     --------

Balances, June 30, 1996   44,000    $   4      $ 35,411     $(15,683)
                         =======    =====      ========     ========



                                     -3-
________________________________________________________________________

                          THREE-L ENTERPRISES, INC.
                        (A Development Stage Company)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                           March 18,
                                                             1994
                                  Six Months Ended        (Inception)
                               ---------------------          to
                               June 30,     June 30,       June 30,
                                 1996         1995           1996
                                 ----         ----           ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                  $  (7,498)    $  (4,532)    $ (15,683)
  (Increase)/decrease in
   prepaid expenses                -           (7,000)         -
  Increase in accounts
   payable                       27,465          -           32,455
                              ---------     ---------     ---------
    Net cash provided (used)
     by operating activities     19,967       (11,532)       16,772
                              ---------     ---------     ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:                       -             -             -
                              ---------     ---------     ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from sale of
   common stock                    -             -           20,625
  Proceeds from sale of
   escrowed common stock
   (note 2)                        -           14,790        14,790
  Proceeds from borrowings
   on note payable - officer      2,500          -            7,500
  Deferred offering costs       (22,534)       (9,925)      (59,359)
                              ---------     ---------     ---------

    Net cash provided (used)
     by financing activities    (20,034)        4,865       (16,444)
                              ---------     ---------     ---------

NET INCREASE (DECREASE) IN
 CASH                               (67)       (6,667)          328

CASH, beginning of period           395         8,147          -
                              ---------     ---------     ---------

CASH, end of period           $     328     $   1,480     $      328
                              =========     =========     ==========


                                     -4-
________________________________________________________________________

                          THREE-L ENTERPRISES, INC.
                        (A Development Stage Company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)



1.  CONDENSED FINANCIAL STATEMENTS
    ------------------------------

    The condensed balance sheet as of June 30, 1996, and the condensed statements of operations and cash flows for the three months ended June 30, 1996, the six months ended June 30, 1996, and the period March 18, 1994 (inception), to June 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996, and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 1995 financial statements and notes thereto included in the Company's Form 10-K dated March 28, 1996. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

2.  INITIAL PUBLIC OFFERING
    -----------------------

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

                                     -5-
________________________________________________________________________

                          THREE-L ENTERPRISES, INC.
                        (A Development Stage Company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)



3.  PROPOSED BUSINESS COMBINATION
    -----------------------------

    On November 20, 1995, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of Intelicom International Corporation (Intelicom). Consummation of the transaction is dependent upon the shareholders of the Company reconfirming their investment in the Company in accordance with Rule 419 and approving the issuance of 1,420,687 shares of the Company's common stock to the holders of Intelicom's common stock. The Company filed the required Amendment to its registration statement on July 12, 1996 to comply with Rule 419. A meeting is scheduled for September 10, 1996 to obtain the shareholders' consent.
































                                     -6-
________________________________________________________________________

                          THREE-L ENTERPRISES, INC.
                        (A Development Stage Company)
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
- -------------------------------

The Company had cash of $328 and a working capital deficit at June 30, 1996 of $39,627, and cash of $395 at December 31, 1995.

Results of Operations
- ---------------------

For the period from March 18, 1994 (inception) to June 30, 1996, the Company was inactive. The Company is in the development stage and its activities through June 30, 1996 consisted primarily of efforts to complete the public offering and pursue a merger.

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



























                                     -7-
________________________________________________________________________

                          THREE-L ENTERPRISES, INC.

                         PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

         NONE.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         NONE.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
         --------------------------------------------------

         NONE.

ITEM 5.  OTHER INFORMATION.
         -----------------

         NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         NONE.






















                                     -8-
________________________________________________________________________

                                  SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            THREE-L ENTERPRISES, INC.


Date: September 10, 1996     By: /s/ HERMAN K. WATSKY, PRESIDENT
                               -----------------------------------
                                    Herman K. Watsky, President