Form 10-Q
period 1996-09-30
INTELICOM CORP
filed 1996-11-12
CIK 931758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ----------
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

                                     OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      -------
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from       to
                                             ------   ------

                      Commission file number 33-853963

                           INTELICOM CORPORATION
                           ---------------------
            Exact Name of Registrant as Specified in its Charter

                    Delaware                               72-1265159
                    --------                               ----------
          State or Other Jurisdiction of         IRS Employer Identification
          Incorporation or Organization                      Number

           28050 US Hwy 19 N - Suite 202, Clearwater, FL   34621
           -----------------------------------------------------
          (Address of principal executive offices)     (Zip Code)

                               (813)-797-9000
             --------------------------------------------------
             Registrant's Telephone Number, Including Area Code

        Three-L Enterprises, Inc.  1109 Andrews, Metairie, LA 70005
        -----------------------------------------------------------
   (Former Name, Former Address, and Formal Fiscal Year, if Changed Since
                               Last Report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  X    No       .
                               ------   ------

The number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

       $.0001 Par Value                Outstanding at September 30, 1993
         Common Shares
                                                   1,527,620
      -------------------                 --------------------------
      Class of Securities                   Outstanding Securities

                         INTELICOM CORPORATION, INC.


                                    INDEX


                                                                    Page
                                                                    ----
Part I. FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Consolidated Balance Sheets                       2
                      September 30, 1996 and December 31, 1995

                    Consolidated Statements of Operations             3
                      for the three months ended September 30, 1996 and 1995, the nine months ended
                      September 1996 and 1995, and the period
                      from March 18, 1994 (inception) to
                      September 30, 1996.

                    Statement of Stockholders' Equity                 4
                      for the period from March 18, 1994
                      (inception) to September 30, 1996

                    Consolidated Statements of Cash Flows             5
                      for the nine months ended September 30,
                      1996 and 1995 and the period from
                      March 18, 1994 (inception) to
                      September 30, 1996.

                    Notes to Consolidated Financial Statements       6-7

          Item 2. Management's Discussion and Analysis of             8
                    Financial Condition and Results of Operations

Part II.  OTHER INFORMATION                                           9

                        INTELICOM CORPORATION, INC.
                         CONSOLIDATED BALANCE SHEET
                                (Unaudited)


                                           September 30,    December 31,
                                               1996             1995
                                              ------           ------

                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash                                      $  234,708       $      395
  Accounts Receivable                            7,254             -
  Accounts Receivable Trade                    331,943             -
  Prepaid Expenses                               5,630             -
                                             ---------        ---------
Total Current Assets                           579,535              395

FIXED ASSETS:
  Equipment, Computers, Furniture               64,529             -
  Depreciation                                 (24,609)            -
                                             ---------        ---------
Net Cost                                        39,920             -

OTHER ASSETS:
  Deposits                                      10,000             -
  Deferred offering costs                         -              36,825
  Cash held in escrow                             -             133,110
                                             ---------        ---------

TOTAL ASSETS                                 $ 629,455        $ 170,330
                                             =========        =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                           $  18,266        $   4,990
  Note payable - officer                          -               5,000
  Commissions Payable                          207,465             -
  Current Portion of LT Debt                     1,104             -
  Wages Payable                                 36,539             -
                                             ---------        ---------
Total Liabilities                              263,404            9,990

COMMITMENTS AND CONTINGENCIES                     -                -

ESCROWED COMMON STOCK                             -             133,110

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value;              -                -
    25,000,000 shares authorized;
    none issued
  Common stock, $.0001 par value;                  153                4
    100,000,000 shares authorized;
    1,527,620 and outstanding
  Additional paid-in capital                   119,497           35,411
  (Deficit) accumulated during the                -              (8,185)
    development stage
  Retained Earnings                            246,401             -
                                             ---------        ---------
Total equity                                   366,051           27,230

TOTAL LIABILITIES AND EQUITY                 $ 629,455        $ 170,330
                                             =========        =========

     Note: The balance sheet at December 31, 1995, has been taken from the audited financial statements at that date and consolidated.

                        INTELICOM CORPORATION, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                      Three Months Ended    Nine Months Ended
                      ------------------    -----------------
                                                               March 18,
                                                                 1994
                                                              (Inception)
                      Sept 30,  Sept 30,  Sept 30,  Sept 30,  to Sept 30,
                        1996      1995      1996      1995       1996
                        ----      ----      ----      ----       ----

REVENUES              $ 685,155 $   -     $ 685,155  $   -     $ 685,155
                      --------- --------  ---------  --------  ---------

EXPENSES:
  General and
   administrative       597,921    3,097    605,419     4,532    613,604
                      --------- --------  ---------  --------  ---------

NET (LOSS)            $  87,234 $ (3,097) $  79,736  $ (4,532) $  71,551
                      ========= ========  =========  ========  =========

NET (LOSS) PER SHARE
 OF COMMON STOCK      $     .06 $   (.07) $     .05  $   (.10)
                      ========= ========  =========  ========

Weighted average
 number of common
 shares outstanding   1,527,620   44,000  1,527,620    44,000
                      ========= ========  =========   ========


                        INTELICOM CORPORATION, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Period March 18, 1994 (Inception)
                           To September 30, 1996
                                (Unaudited)

                                Common Stock
                                ------------

                                                               (Deficit)
                                                              Accumulated
                                                   Additional During The
                                                     Paid-in  Development
                            Shares      Amount       Capital     Stage
                           ---------   --------     ---------  ---------
Balances, March 18, 1994       -       $   -        $   -      $   -
 (inception)

Issuance of common stock     44,000           4       20,621       -
 for cash, $.46875 per
 share

Net (loss) for period          -           -            -          (682)
 March 18, 1994             -------     -------      -------    -------
 (inception) to December
 31, 1994

Balances,                    44,000           4       20,621       (682)
 December 31, 1994

Net proceeds received          -           -          14,790        -
 from public offering
 (note 2)

Net (loss) for the             -           -            -        (7,503)
 period                     -------     -------      -------    -------

Balances,
 December 31, 1995           44,000           4       35,411     (8,185)

Net gain/(loss) for            -           -            -        79,736
 the period                 -------     -------      -------    -------

Issuance of Common Stock
 in Merger with
 Intelicom International
 Corporation

                          1,527,620     $   152     $119,498   $ 71,551
                          =========     =======     ========   ========

Balances, June 30, 1996


                        INTELICOM CORPORATION, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                             Nine Months Ended
                             -----------------

                                                            March 18,
                                                              1994
                                                         (Inception) to
                                   September   September    September
                                   30, 1996    30, 1995     30, 1996
                                   --------    --------     --------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net gain/(loss)                 $  79,735   $  (4,532)   $  71,542
   (Increase)/decrease                (4,315)     (7,000)      (4,315)
      in prepaid expenses
   Increase in accounts payable       59,356        -          61,854
                                   ---------   ---------    ---------

   Net cash provided (used)
      by operating activities        134,776     (11,532)     129,081
                                   ---------   ---------    ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:                            -           -            -
                                   ---------   ---------    ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
   Proceeds from sale of                -           -          20,625
      common stock
   Proceeds from sale of                -           -          14,790
      escrowed common stock
      (note 2)
   Proceeds from borrowings           (7,500)     14,790         -
      on note payable - officer
   Deferred offering costs            59,359      (9,925)        -
   Cash from merger with IIC          70,212        -          70,212
                                   ---------   ---------    ---------

   Net cash provided (used)          122,071       4,865      105,627
      by financing activities      ---------   ---------    ---------

NET INCREASE (DECREASE) IN CASH      256,847      (6,667)     234,708

CASH, beginning of period                395       8,147         -
                                   ---------   ---------    ---------

CASH, end of period                $ 234,708   $   1,480    $ 234,708
                                   =========   =========    =========

                        INTELICOM CORPORATION, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
   ---------------------------------

   The consolidated balance sheet as of September 30, 1996, and the consolidated statements of operations and cash flows for the three months ended September 30, 1996, and the nine months ended September 30, 1996, and the period March 18, 1994 (inception), to September 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 1995 financial statements and notes thereto included in the Company's Form 10-K dated March 28, 1996. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.
   The financial statements for the entire third quarter were prepared on a consolidated basis between 3-L Corporation and Intelicom International Corporation.

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

                        INTELICOM CORPORATION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL SERVICES
                                (Unaudited)

3. BUSINESS COMBINATION
   --------------------

   On November 20, 1995, the Company entered into a letter of intent to acquire all of the issued and outstanding shares of Intelicom International Corporation (Intelicom). Consummation of the transaction is dependent upon the shareholders of the Company reconfirming their investment in the Company in accordance with Rule 419 and approving the issuance of 1,420,687 shares of the Company's common stock to the holders of Intelicom's common stock. The Company filed the required Amendment to its registration statement on July 12, 1996 to comply with Rule 419. A meeting is scheduled for September 10, 1996 to obtain the shareholders' consent. Shareholder's unanimously gave consent to the merger. The merger with Intelicom International Corporation was completed on September 10, 1996

                        INTELICOM CORPORATION, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

   The Company had cash of $234,708, and cash of $395 at December 31, 1995.

Results of Operations
---------------------

   For the period from March 18, 1994 (inception) to September 10, 1996, the Company was inactive. The Company was in the development stage and its activities through September 10, 1996 consisted primarily of efforts to complete the public offering and pursue a merger. During this time the Company's limited expenditures consist of minimal operating expenses and deferred offering costs. The Company continued to incur losses until the merger was completed with Intelicom International Corporation on September 10, 1996.

   Management does not expect inflation or changing prices to have any effect on the Company's financial condition.

   Since the statements now include the operations of Intelicom International Corporation (IIC) all reported numbers now reflect an active operating company. The statements include the entire third quarter operations of IIC. The cash held in escrow from 3-L was deposited in the IIC account upon completion of the merger. Accounts receivable trade is comprised of commissions due from marketing agreements with long distance carriers which IIC has marketing agreements with. This receivable results from a timing difference from the time an account bills out to when IIC receives a commission.
    Accounts receivable are from sales on long distance being rebilled by IIC. Prepaid expenses are comprised entirely of prepaid federal income tax for the 1996 year. IIC has placed a $10,000 deposit with Network Long Distance to secure their interest in a wholesale long distance agreement with this provider.

                        INTELICOM CORPORATION, INC.

                        PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          NONE.

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

          NONE.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          NONE.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
          --------------------------------------------------

          On September 10, 1996, the shareholders approved the Stock Exchange Agreement between Three-L Enterprises and Intelicom International Corporation. The shareholders also approved the change of the corporation's name to Intelicom Corporation and the appointment of new Officers and Directors.

ITEM 5.   OTHER INFORMATION
          -----------------

          NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          NONE.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   INTELICOM CORPORATION, INC.



Date: November 7, 1996             By: /s/ DAVID SPEZZA, PRESIDENT
                                      ---------------------------------
                                                 David Spezza, President