Form 10KSB40
period 1996-12-31
INTRATEL GROUP LTD
filed 1997-05-14
CIK 931758

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the Fiscal Year ended: DECEMBER 31, 1996

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ___________ to ___________

                      Commission File No. 33-853963

                          INTRATEL GROUP, LTD.
     (Formerly Three-L Enterprises, Inc. and Intelicom Corporation)
      -------------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

          Delaware                                72-1265159
-------------------------------   ---------------------------------------
(State or Other Jurisdiction of   (I.R.S. Employer Identification Number)
Incorporation or Organization)

                       28050 U.S. HIGHWAY 19 NORTH
                                SUITE 202
                        CLEARWATER, FLORIDA 34621
       -----------------------------------------------------------
      (Address of Principal Executive Offices, Including Zip Code)

Registrant's Telephone Number, Including Area Code:  (813) 797-9000

Securities Registered Pursuant to Section 12(b) of the Act:  NONE.

Securities Registered Pursuant to Section 12(g) of the Act: NONE.

                  Common Stock, No Par Value Per Share
                  ------------------------------------
                            (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes    X      No
                            ---------    ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  / X /

As of March 1, 1997, 1,527,620 shares of Common Stock were outstanding and the aggregate market value of the Common Stock of Intelicom Corporation held by nonaffiliates was not able to be ascertained as no trading market exists for the Registrant's Common Stock.

Documents incorporated by reference:  NONE.

This Form 10-KSB consists of 35 pages.  The Exhibit Index begins on page
20.

                                 PART I
                                 ------

ITEM 1.  BUSINESS.
-----------------

HISTORY

     Intelicom Corporation, a Delaware corporation, was incorporated on March 18, 1994 under the name Three-L Enterprises, Inc. and was formed for the primary purpose of seeking out and merging with an operating entity.
On September 12, 1996, the Company acquired 100% of the outstanding shares of Intelicom International Corporation, a private Florida corporation, formed by the Company's current Chief Executive Officer and Secretary, David A. Kanstoroom, to act as a reseller for long distance services. As a result of the business combination, the Company's name was changed from Three-L Enterprises to Intelicom Corporation to reflect the acquisition of its predecessor's telecommunications business. All references to the Company herein include its wholly-owned subsidiary, Intelicom International Corporation unless the context requires otherwise.

     Initially, the Company's business was restricted to marketing retail telecommunication services (including, but not limited to, long distance, conference calling, paging, pre-paid calling cards and voice mail services) for other telecommunications companies through a network of independent sales agents. In September 1995, the Company entered into a wholesale long distance agreement which enabled the Company to begin purchasing telecommunications services on its own behalf from a long distance provider and then reselling those services to customers under its own private label. The Company began billing its customers directly through its own billing system which enables it to receive revenues directly from end users instead of having to wait to receive sales commissions for business sold by the Company on behalf of other telecommunications providers.

     The Company offers personalized services at what it believes to be competitive prices to residences and businesses of all sizes throughout the United States. Among the services offered are the routing equipment and phone lines of large carriers, such as WilTel, Frontier, Sprint, BTI and other carriers which the company may contract with in the future. The Company has filed with the appropriate licensing commissions throughout the United States to offer its own long distance services, and has received its certification as a licensed long distance carrier in all states.

     As discussed elsewhere in this Report, subsequent to year end, acquired all of the issued and outstanding shares of Intral Acquisition Company, Inc. of Osprey, Florida. At that time the corporation's name was changed to IntraTel Group, Ltd. (hereinafter referred to as the "Company") and Charles Brink was appointed President and Robert E Yaw II, Chairman of the Board.

GENERAL

     Prior to September, 1995, the Company's business was restricted to marketing retail telecommunication services (including, but not limited to, long distance, conference calling, paging, pre-paid calling cards and voice mail services) for other telecommunications companies through a network of independent sales agents. In September 1995, the Company entered into its first wholesale long distance agreement with a major carrier enabling the Company to purchase telecommunications services on a wholesale basis and then reselling those services to end users under its own private label. As a result, the Company was able to service customers through its own system which enabled it to receive revenues directly from the customer instead of having to wait for its commissions from other telecommunications providers. The Company continues to complement its own labeled services with the services of other telecommunications providers in order to offer its customers a wider array of product offerings.

     The Company offers personalized long distance services at what it believes to be competitive prices to residential users and businesses of varying sizes throughout the United States. Among the services offered are the access to routing equipment and phone lines of large carriers, such as WilTel, Frontier, Sprint and BTI. The Company markets these telecommunications services through a nationwide network of independent sales agents.

     The Company currently has in excess of 1,000 independent agents with no geographical restrictions on their potential market. The Company presently has approximately 250 independent agent trainers which are located throughout the United States, with larger numbers in Florida, North Carolina, Arizona, Utah, New Mexico, Idaho and California. Training consists of three to five hours of instruction in product knowledge, techniques on building the agent's business, completion of paperwork, understanding of the compensation plan and the Company's Internet policies and procedures.

INDUSTRY BACKGROUND

     The U.S. long distance industry is dominated by the nation's three largest long distance carriers, AT&T, MCI and Sprint, which together accounted for 83% of the $67 billion in aggregate revenues generated by all U.S. long distance carriers in 1994 according to a December 1995 FCC report. Other long distance carriers, some with national transmission capabilities, accounted for the remainder of the market.

     The telecommunications industry's structure has until recently been formed by a 1984 court decree (the "Consent Decree") between AT&T and the United States Department of Justice which required the divestiture by AT&T of its Bell operating companies and divided the country into 201 Local Areas and Transport Areas ("LATAs"). The 22 Bell operating companies, which were combined into seven Regional Bell Operating Companies ("RBOCs"), were allowed to provide local telephone service, local access service to long distance carriers and service within LATAs ("intraLATA service"). However, the right to provide service between LATAs ("interLATA service") was restricted to AT&T and other long distance carriers.

     To encourage competition in the long distance market, the Consent Decree and certain FCC regulations require most RBOCs and other local exchange carriers ("LECs") to provide access to local exchange services that is "equal in type, quality and price" to that provided to AT&T and with the opportunity to be selected by customers as their preferred long distance carrier. These "equal access" provisions are intended to prevent preferential treatment of AT&T by LECs and, with other regulatory, judicial and technological factors, have helped smaller companies to become competitive alternatives to AT&T, MCI and Sprint for long distance services. A December 1995 FCC report stated that as of December 31, 1994 there were 465 long distance carriers purchasing equal access services from LECs in the United States. Included in these carriers are the "first tier" of AT&T, MCI and Sprint, a "second tier" of somewhat smaller carriers, such as WorldCom, Allnet Communications Services, Inc., Cable & Wireless Communications and LCI International, and a "third tier" of the remaining companies.

     Major long distance carriers have historically charged higher rates to small and medium-sized business customers than to large business customers. Large business customers are often able to commit to large volumes of traffic and so are able to negotiate low rates under individualized contracts, unlike smaller businesses. The combination of FCC policy and economics has given rise to "resellers," such as the Company, who negotiate low rates from carriers in return for large volume commitments, and then either resell those services to small and medium-sized businesses at a lower rate than these customers would have otherwise paid, or resell the services to another reseller who then sells them to the end-user.

     Companies in the long distance industry are further differentiated by their technological capabilities. Facilities-based carriers maintain switching equipment, which is necessary to direct calls or data over the appropriate transmission line. Some smaller non-facilities-based providers, known as "switchless resellers," gain the use of switches as part of their contracts with facilities-based resellers," install their own switches in those areas where they have sufficient volume to justify the capital expense and maintenance costs.

     The long distance industry may be significantly altered in the future by two recent regulatory enactments. First, in October 1995 the FCC terminated AT&T's previous price cap regulations regarding service to residences and small businesses and now allows AT&T to file effective rate schedules on one day's notice, thereby limiting competitors' previous ability to protest such tariffs. These changes give AT&T increased flexibility that may permit it to compete more effectively with smaller long distance service providers, such as the Company, particularly in regard to the small business customers who compose the vase majority of the company's customer base. Second, on February 8, 1996, the President signed the Telecommunications Act, designed to introduce more competition into U.S. telecommunications markets. The Act increases the potential for competition in both the long distance services market, by removing the prohibitions against RBOCs providing long distance services, and in the local services market by requiring LECs to permit interconnection to their networks, thus allowing long distance and regional carriers to compete in local markets. Due to these changes, the Company may be forced to compete with both RBOCs and long distance carriers to a greater degree than in the past. See "-- Government Regulation" and "--Competition."

PLAN OF OPERATION AND DESCRIPTION OF BUSINESS

     From inception and until September 1995, the Company functioned primarily as a telecommunications marketing and consulting firm offering the products and services of most major long distance providers to the Company's customers on a retail basis. The Company's current long distance contracts allow the Company the ability to provide long distance service under its own private label, directly invoice its customers, and collect revenue directly from its own client base. Revenues from its wholesale division are now based on 100% of end users billings instead of just a percentage paid to the Company from another carrier as sales commission. Accordingly, the Company is a nationwide carrier that offers its customers a diverse menu of long distance carriers, including both the Company's private labeled long distance services as well as the services of other major carriers.

MAJOR CONTRACTS

     BUSINESS TELECOM INCORPORATED AGREEMENT. In December 1993, the Company entered into an agreement with Business Telecom Incorporated ("BTI") pursuant to which, the Company became entitled to market long distance services on BTI s behalf to commercial and residential customers on an agency basis. Prior to contracting with the Company, BTI had little or no presence outside of its "on-net" areas (i.e. North Carolina, South Carolina, Georgia, Florida, Tennessee, Alabama, Virginia and the District of Columbia). The Company's management believes that, through the successful sales efforts of the Company's network of independent sales agents, BTI went from being a regional based carrier in the Southeast to being a national telecommunications concern with customers nationwide.

     BTI pays sales commissions to the Company on a monthly basis based on a negotiated percentage multiplied by the long distance revenues of the Company's entire customer base. BTI is responsible for all credit checks, bad debt, collections costs and billing costs. The Company's commissions are paid on billed revenues regardless if end-users pay their invoices to BTI. Consequently, the Company suffers no charge backs or pay backs on delinquent or bad accounts.

     Since 1993, BTI has continued to improve the commissions and rate structure available to the Company in light of the Company's high level of sales and customer quality. In addition, BTI offers value added services to the Company's current product line. These services include paging, conference calling, operator services, data services and special rates and programs for non-profit organizations.

     In March 1996, the Company entered into a wholesale contract with BTI. This contract enables the Company to resell long distance services nationwide at competitive rates while, at the same time, maintaining margins normally attained by only much larger long distance carriers. The contract was agreed to as a wholesale arrangement meant to compliment the existing agency agreement already in effect between the two companies. BTI has agreed to assist the Company in setting up of all credit procedures as well as making the Company a "beta site" for on-line access to all information needed by the Company to service its customers. Intelicom has no "take or pay" commitments to BTI, and BTI has agreed to allow all of the Company's business, both from the agency contract as well as the wholesale contract, to be credited towards the Company qualifying for more favorable rates and margins under the wholesale agreement. This additional facet of the wholesale agreement allows the Company to offer its own services to switched and dedicated customers of all sizes throughout the United States.

     FRONTIER COMMUNICATIONS (FORMERLY WORLD CALL TELECOMMUNICATIONS, INC.) AGREEMENT. In June 1993, the Company entered into an agreement with Frontier ("Frontier") (formerly World Cable Telecommunications, Inc.) to market long distance services to businesses and residential users across the United States. Frontier pays commissions to the Company on a monthly basis based on a negotiated percentage multiplied by the Company's entire customer base long distance billings. Frontier is responsible for all credit checks, bad debt, collections costs and billing costs. The Company's commissions are paid on billed revenue regardless if the end users pay bills to Frontier. The Company has no charge backs or pay backs on accounts that are delinquent in payments or written off as bad debt.

PRODUCTS AND SERVICES

     The Company currently markets a variety of switched and dedicated long distance products. These products primarily fall into two categories: (i) products from the Company's agent contracts with other long distance providers, and (ii) the Company's own products offered through wholesale contracts, primarily with BTI.

     The Company's product mix includes residential and small, medium and large commercial products of long distance, voice mail, credit card and paging. These products primarily utilize the underlying networks of Frontier, BTI, WilTel and Sprint. The Company targets customers with long distance phone bills ranging between $100 and $5,000 per month, although the Company has several large customers billing over $20,000 per month. By offering such a wide range of carrier products, the Company is able to offer greater network stability and back up in the event of service interruption. More importantly, however, the vast array of product options enables the Company the flexibility to offer favorable rates and services to its customers. In addition, the Company also offers state-of-the-art paging, conference calling and pre-paid calling cards to meet all of its client needs. The Company also has contracts in place to begin offering local dial tone and cellular services as deregulation makes these services available.

MAJOR CARRIERS

     The Company receives a substantial portion of its commission revenues from two major telecommunication carriers namely BTI and Frontier. For the fiscal year ended December 31, 1996, approximately 26.2% and 33.4% of the Company's revenues were generated under the Company's agent contracts with BTI and Frontier, respectively.

     From its inception and up through 1995, the Company's primary strategy was to market telecommunications services of various contract providers through its nationwide network of independent agents. The Company's marketing strategy is for its independent agents to be able to offer a menu of long distance providers to potential customers. The Company currently has in excess of 1,000 full- and part-time independent agents across the United States and has a goal of increasing that number significantly in the next 12 - 18 months.

     The Company intends to continue to market telecommunications services through its network of sales agents. These agents will continue to sell products available through the Company's agency agreements, but will increasingly be offering the products that the Company offers under it's own private label through its wholesale contracts (primarily through the BTI wholesale contract). The Company will also attempt to continue its expansion in the long distance industry through acquisitions of existing long distance companies and/or their customer accounts.

     The Company anticipates it will be required to increase its in-house staff of customer service and support personnel to increase the efficiency of order processing and agent support. In addition, the Company will be aggressively marketing its independent agent program to substantially increase the size of its sales force nationwide as well as internationally. The Company believes it can attract qualified sales agents due to an extensive mix of products including the addition of local access service, favorable commission and bonus schedules and the customer service.

ACQUISITION STRATEGY

     The Company believes that there are in excess of 400 small to medium-sized long distance companies operating throughout the United States which are similar to the Company in terms of operating revenues and customer base. It is anticipated that a portion of proceeds through any future equity financings will be used to acquire other telecommunications companies. Although the Company presently has no understanding, arrangement or agreement to make any other acquisitions, based on its experience, the Company believes that many existing resellers are willing to be acquired due to the lack of sufficient volume vis-a-vis their current operating expenses. The Company believes it has the ability to maximize the potential of these acquisitions through increased operating efficiency without significant increase in overhead by eliminating duplicate overhead and the enhanced use of the Company's software and switchless resellers of long distance. There can be no assurance that the anticipated results of such an acquisition will occur, and any such acquisition may be adversely affected by competitive and other pressures.

RECENT EVENTS

     Subsequent to fiscal year end, David A. Kanstoroom ("Kanstoroom") and David Spezza ("Spezza") officers and directors of the Registrant (collectively referred to as the "Selling Shareholders") entered into a Stock Purchase Agreement with IntraTel Acquisition Company, Inc. ("IntraTel") pursuant to which each of the Selling Shareholders agreed to sell 182,847 shares of the Company's Common Stock to IntraTel in consideration of a total of $1,200,000 in cash and secured promissory notes and certain other Contingent Consideration. For purposes of the Stock Purchase Agreement, Contingent Consideration provides that Kanstoroom and Spezza together will be entitled to $750,000 if, within the first 12 months of the close of any future public equity offering, the Company has, in any one month period, direct customer billings of $250,000; or within 24 months of the close of any future public equity offering, they will be entitled to $1,000,000 less any prior contingency payments if one month's direct customer billings equals $500,000; or $1,250,000 less any prior contingency payments if one month's direct customer billings equals $750,000.

     IntraTel paid $100,000 in cash to the Selling Shareholders and delivered two promissory notes, each in the amount of $550,000, payable June 30, 1997. The notes are secured by a security interest in, and first priority lien on, IntraTel's cash, accounts receivable, inventory, equipment, furniture and fixtures, books and records, including computer programs, tangible and intangible property.

     IntraTel and the Selling Shareholders also entered into a Pledge Agreement which granted the Selling Shareholders a security interest and lien on the 365,694 shares of the Company's Common Stock sold to IntraTel. IntraTel also granted the Selling Shareholders an irrevocable proxy to vote the shares of the Company's Common Stock in their sole and absolute discretion until the remaining payment of $1,100,000 required by the Stock Purchase Agreement has been made.

     To facilitate the merger discussed below, Telecom Venture &
Acquisition Corp., a principal shareholder, for no consideration, executed a letter of intent dated January 23, 1997 to return to the Company's treasury 182,847 shares of the Company's Common Stock.

     Simultaneously with the execution of the Stock Pledge Agreement and related documents between IntraTel and the Selling Shareholders, IntraTel and the Company entered into an Agreement of Merger (the "Merger Agreement") effective April 1, 1997, providing for the merger of IntraTel with and into the Company, and the eventual change of the Company's name to IntraTel Group, Ltd. The Merger Agreement provides that the issued and outstanding shares of the Company as of the effective date of the merger will not be affected, and the current shareholders of IntraTel will surrender their shares of IntraTel (a total of 2,000 shares) in exchange for 1,631,626 shares of the Company less that number of shares which are required to satisfy IntraTel's obligations to issue equity to certain investors of IntraTel. The Merger Agreement was unanimously approved by the Company's shareholders and the Certificate of Merger was filed with the Delaware Secretary of State's office on April 1, 1997. In the event IntraTel or the Company defaults under or breaches any representation, warranty or covenant of the Merger Agreement, the non-defaulting party is entitled to obtain from the defaulting party costs and expenses, including reasonable attorney's fees, incurred in enforcing its rights under the Merger Agreement.

     IntraTel entered into an employment agreements with Kanstoroom and Spezza, which will become effective May 1, 1997. The employment agreements, which are identical, have a term of five years, provide for an annual salary of $100,000 ("Base Salary"), with bonuses and salary increases at the discretion of the Board of Directors. Each is to receive benefits provided to other executives and employees of the Company, such as medical, dental and disability insurance coverage, and in addition thereto, a life insurance policy in the face amount of $1 million, payable to beneficiaries other than IntraTel. If employment is terminated for any reason after May 1, 1997, IntraTel is to provide each of Kanstoroom and Spezza with medical and health benefits similar to that provided to other executives of IntraTel for two years after termination of employment.

     In the event of a merger or combination in which IntraTel is not a surviving corporation, or the sale of all or substantially all of the assets of IntraTel, Kanstoroom and Spezza have the right to exercise any outstanding stock options, in whole or in part, or the right to elect to have his stock options replaced with new stock options of the successor or acquiring company at the same exchange ratio as that used for the exchange of shares held by shareholders of IntraTel, with such new options having exercise rights and entitlements at least equivalent to those available under the stock options with IntraTel. In the event of any merger or combination in which IntraTel is not the survivor, or the sale of substantially all of the assets of IntraTel, each shall be entitled to receive new additional stock options for the purchase of that number of such other corporation's shares which, when multiplied by one times the book value per share of such other corporation's shares immediately after the merger, combination or sale, shall be equal to $2 million, the purchase price per share upon exercise of such options shall be equal to the book value per share of such other corporation's shares immediately after the merger, combination or sale, and the other terms and conditions of such option shall be reasonably equivalent to those stock options for the purchase of the shares held by Kanstoroom and Spezza on July 1, 1997. If Kanstoroom and Spezza's employment is terminated during the term of the employment agreement for death, disability or by Kanstoroom or Spezza as provided for in the agreement, in addition to the rights and options discussed above, each may elect to exercise all options he then holds for the purchase of shares, including options acquired pursuant to the provisions discussed above or he may elect to require IntraTel to purchase from him all or part of the shares then held by Kanstoroom or Spezza, including shares received and shares to which he has become entitled to receive through options at a price per share equal to the greater of the book value or the market capitalization of IntraTel determined on the last day of the last month proceeding the termination event, divided by the number of IntraTel shares then issued and outstanding.

     Following any acquisition, merger or combination in which IntraTel is not a surviving corporation or is thereafter controlled by another corporation, or the sale of all or substantially all of the assets of IntraTel, if Kanstoroom's or Spezza's employment is terminated for any reason, and if Kanstoroom or Spezza elects within sixty (60) days thereafter, then IntraTel or its successor or acquiror shall purchase all of Kanstoroom's or Spezza's shares in such entity, including all shares for which he then has an option to purchase, at a price per share equal to the greater of the market capitalization or book value of IntraTel, divided by the number of IntraTel's shares then issued and outstanding.

     Kanstoroom's or Spezza's employment may be terminated without breach of the employment agreement in the event of the death, disability, or by the employee for "Good Reason" or if his health becomes so impaired that his continued performance of his duties would be hazardous to his physical or mental health or his life, with such position supported by the written statement of a qualified physician. For purposes of the agreement, "Good Reason" means (i) a change in control of IntraTel (as defined); or (ii) a failure by IntraTel to comply with any material provision of the employment agreement which has not been cured within twenty (20) days after notice of noncompliance provided to IntraTel.

     If Kanstoroom's or Spezza's employment is terminated either by death or disability, each is to receive his Base Salary, reduced in the case of termination due to disability by amounts paid under a disability insurance policy, until the expiration of the Severance Compensation Period. If IntraTel terminates the employment for any reason other than death or disability, or if Kanstoroom or Spezza terminates his employment for Good Reason or impaired health then IntraTel shall pay the employee an amount equal to the monthly salary payable to the employee pursuant to his Base Salary multiplied by the number of months in the Severance Compensation Period, with such payment to be made (i) if resulting from a termination based on a change of control of IntraTel, in one lump sum on or before the tenth day following the date of termination, or (ii) if resulting from any other cause, in substantially equal monthly installments continuing until the expiration of the Severance Compensation Period. If Kanstoroom or Spezza terminates his employment for any reason other than pursuant to Good Reason or impaired health, then IntraTel is not obligated to pay any amount of Base Salary for periods subsequent to termination. The "Severance Compensation Period" is the greater of (i) the remaining period of time, if any, in the initial five (5) year term of the employment agreements or (ii) an initial period of twenty-four (24) months which shall, on each anniversary of the effective date of the employment agreement on which Kanstoroom or Spezza is an employee of IntraTel, be increased by two (2) additional months.

     The employment agreements provide that neither Kanstoroom nor Spezza will not, without the consent of IntraTel, acquire a financial interest in any outside business which competes with IntraTel, or which would give rise to a material interference with Kanstoroom's or Spezza's allegiance to IntraTel or with the employee's devotion of full time to IntraTel. In the event of breach of this provision, or act or acts constituting proven malfeasance involving dishonesty by Kanstoroom or Spezza which has a material adverse impact upon IntraTel, IntraTel will be relieved of its obligation to pay to Kanstoroom and Spezza any amount of Base Salary for periods subsequent to the date of termination.

     The employment agreements also contain confidentiality and trade secret provisions, and two year non-competition and non-solicitation provisions.

GOVERNMENT REGULATION

     The Company's provision of telecommunications services is subject to government regulation. Federal law regulates domestic interstate and international telecommunications, and state law regulates telecommunications that originate and terminate within the same state. Furthermore, in February 1996, the President signed the 1996
Telecommunications Act, which affects both local and long distance telecommunications.

     THE 1996 TELECOMMUNICATIONS ACT. The President signed the 1996 Telecommunications Act into law in February 1996. The legislation is designed to increase competition in both the local and long distance telecommunications markets. The legislation opens the local markets by requiring LECs to permit interconnection to their networks by long distance and regional services providers and through creating LEC obligations regarding unbundled access, dialing parity, access of rights-of-way, resale, number portability, mutual compensation and other matters. Additionally, the legislation codifies the LECs' equal access and nondiscrimination obligations and preempts inconsistent state law. Through these requirements, the legislation allows long distance and regional services providers to enter the local services markets.

     The legislation also removes the prohibitions against RBOCs providing InterLATA long distance services. The new provisions allow a RBOC to provide these services "out-of-region" (where it is not the LEC) immediately after obtaining any state and/or federal regulatory approvals necessary to the provision of long distance service. A RBOC may also provide long distance service "in-region" after it obtains FCC approval by showing that facilities-based competition is present in its market and that it has entered into interconnection agreements which satisfy a 14-point checklist of competitive requirements. The legislation defines in-region service to include every state, in its entirety, in which the RBOC provides local exchange service, even if the RBOC is not the incumbent local exchange provider in all parts of that state.

     The Company will face new competition from the RBOCs that are able to obtain the required state or FCC approvals to provide in-region or out-of-region InterLATA long distance services. However, the legislation does establish certain safeguards to prevent anticompetitive abuse by RBOCs. The legislation restricts the ability of RBOCs to market jointly InterLATA long distance services together with local services. RBOCs may engage in such efforts, only through separate subsidiaries with separate books and records, management, financing and employees. RBOCs also may not package local and long distance services unless they permit competitors to offer similar packages. Moreover, RBOCs must obtain in-region long distance authority before they may market local and long distance services jointly in a state. The adequacy of these safeguards against anticompetitive abuse by RBOCs and any effect of such conduct on the Company cannot be determined.

     FEDERAL REGULATION. International non-dominant carriers must maintain tariffs on file with the FCC. The tariffs of non-dominant carriers, such as the Company, are presumed lawful and are seldom contested, although those tariffs and the rates and charges they specify are subject to FCC review. Prior to a 1995 court decision, domestic non-dominant carriers were allowed by the FCC to file tariffs with a "reasonable range of rates" instead of the detailed schedules of individual charges required of dominant carriers. After such court decision, which required detailed rate schedules for domestic offerings in their tariffs, the Company and most of its competitors relied on the FCC's past practice of allowing relaxed tariff filing requirements for non-dominant carriers and did not maintain the required detailed rate schedules. Until the two-year statute of limitations expires, the Company could be held liable for damages for its failure to do so, although it believes that such an outcome is highly unlikely and would not have an adverse effect on it. In order to recover damages, a competing telecommunications provider would need to demonstrate that the Company's failure to file detailed rate schedules caused that other service provider to lose customers and that the Company should be held liable for the damages. The possible extent of such damages, if any, cannot be determined by the Company.

     The FCC recently eliminated the requirement that nondominant interstate carriers such as the Company file tariffs with the FCC for domestic interstate services and such carriers, including the Company, must withdraw tariffs filed with the FCC to the extent such tariffs apply to interstate services. The FCC also requested public comment on whether any other regulations presently imposed on nondominant carriers be eliminated. It is not known when the FCC will act on this proposal.

     AT&T was previously classified as a dominant carrier, but the FCC in October 1995 granted AT&T nondominant status in the domestic market. As a result, past price cap restrictions on AT&T's service to residences and small businesses have been terminated, which could result in greater price competition for the Company. Moreover, the FCC also now allows AT&T to file effective tariffs on one day's notice, thereby limiting competitors' previous ability to protest such tariffs.

     Among domestic local carriers, only the current LECs are presently classified by the FCC as dominant carriers for the provision of interstate access services. This means that the FCC regulates many of the LECs' rates, charges and services to a larger degree than the Company's. The FCC's regulation of LECs is expected to decrease over time, especially given the 1996 Telecommunications Act. The FCC has proposed that RBOCs that provide out-of-region long distance services be regulated as nondominated carriers.

     STATE REGULATION. The intrastate long distance operations of the Company are also subject to various state laws and regulations, including prior certification, notification and registration requirements. The vast majority of states require the Company to apply for certification to provide intrastate telecommunications services, or at least to register or be found exempt from regulation, before commencing intrastate services. Most states also require the Company to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, assignment of carrier assets, including customer bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, cancelled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties may also be imposed for such violations.

     The Company provides interstate and international long distance service in all or some portions of 50 states for which the Company has filed a tariff with the FCC. The Company is authorized, pursuant to state regulations, certifications, tariffs or notifications or on an unregulated basis, to provide intrastate service in 42 states and is in the process of obtaining approvals in 4 additional states. The Company expects to obtain authority to operate in each jurisdiction where authority is required, but there can be no assurance that one or more of these jurisdictions will not deny the Company's request for operating authority.

EMPLOYEES

     As of December 31, 1996, the Company had ten (10) full time employees, including David Kanstoroom, the Company's Chief Executive Officer, and David Spezza, the Company's President.

ITEM 2. PROPERTIES.
------------------

     The Company leases its office space and some of its office equipment under noncancellable operating leases expiring in various years ranging through 2000. These leases generally require the Company to pay insurance, taxes, and other expenses related to the leased property. The Company's executive offices consist of 2,036 square feet located at 28050 U.S. 19 North, Suite 202, Clearwater, Florida 34621. Monthly payments on leased office space is approximately $2,300 per month. The lease runs through the year 2000.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

     The Company is not involved in any legal proceedings as of the date of this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     On September 10, 1996, the Company's shareholders approved the Stock Exchange Agreement between Three-L Enterprises and Intelicom International Corporation. The shareholders also approved a name change to Intelicom Corporation to more adequately reflect its current business and the appointment of David A. Kanstoroom and David Spezza as new Officers and Directors.

                                 PART II
                                --------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
---------------------------------------------------------------------
MATTERS.
-------

     (a) PRINCIPAL MARKET OR MARKETS. The Company's Common Stock has not traded in the over-the-counter market and is not listed in the NASDAQ Small-Cap Market System.

                                          HIGH           LOW
                                          ----           ---
             1995
             ----
             First Quarter              No quote       No quote
             Second Quarter             No quote       No quote
             Third Quarter              No quote       No quote
             Fourth Quarter             No quote       No quote

             1996
             ----
             First Quarter              No quote       No quote
             Second Quarter             No quote       No quote
             Third Quarter              No quote       No quote
             Fourth Quarter             No quote       No quote


   On December 31, 1996, there was no trading market for the Registrant's Common Stock.

   (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record owners of the Company's Common Stock at December 31, 1996, was approximately 88. This does not include shareholders who hold stock in their accounts at broker/dealers.

   (c) DIVIDENDS. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------

   THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THIS SECTION AND
UNDER "ITEM 1. DESCRIPTION OF BUSINESS."   ACTUAL EVENTS OR RESULTS COULD
DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

   THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION
WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

   Intelicom was founded in 1992, with operations beginning in 1993. Intelicom has financed their growth primarily with cash flow from operations. Intelicom has increased revenues through its attainment of marketing agreements with several telecommunication carriers, expanding its sales representative force and its attention to customer service. In September of 1995, Intelicom began buying wholesale long distance services which it resells to customers under its own name (private label products and services).

   The Company is experiencing continued growth in revenues from operations due to the introduction of its own private label telecommunications products and services, thereby allowing the Company to bill and collect directly from its customers for telecommunications services rather than merely receiving commissions from other telecommunications carriers for services provided by those other carriers. The Company also has experienced increased profitability as a result of its own private label billing and collection since it has been acting in the role of an actual telecommunications carrier which buys and resells telecommunications services. Through its strategy of continued growth through expansion of its agent network, the Company expects to continue to generate significant savings in its transport costs by achieving volume discounts from its underlying carriers. In addition, the Company experienced streamlined and efficient service to its customers through its ability to bill and collect directly from its customers, thereby generating enhanced customer loyalty and lowering customer attrition. Finally, the Company has complemented its own private label billing and collection with the continued availability of products and services of other major carriers on a sales agency basis, thereby affording the Company the opportunity to attract and retain customers by providing a diverse array of telecommunications products and services. It is anticipated that these factors, combined with the Company's stated goal of continuing to attract and train highly qualified individuals to serve as sales agents and consultants, will provide significantly increased potential for growth in revenues and operating profit.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 1996, COMPARED TO THE YEAR ENDED
----------------------------------------------------------------
DECEMBER 31, 1995
-----------------

   Revenue from operations for the year ended December 31, 1996 ("1996"), was approximately $2,019,000, compared to approximately $1,687,000 for the year ended December 31, 1995. This represents a 20% or approximately $332,000 increase over revenues for 1995. This increase in revenues was mainly attributable to increases in commissions revenues of approximately $283,000 or 18% over the 1995 amounts. This increase was due to the Company adding additional qualified sales representatives, increased efforts on the part of management to stimulate sales production from its sales representatives. The increase in long distance revenues is due to the sales from its own private label long distance programs initiated in 1996 by the Company. The decrease in fee revenue is due to the Company waiving certain fees in 1996 to attract new sales representatives as well as promote additional sales among current sales representatives. Intelicom received approximately 9.7% of its total revenues from various fees received from its sales representatives and long distance sales.

   The gross margin decreased 5.7% from 43.8% in 1995 to 38.1% in 1996.
The 1996 gross margin was negatively impacted due to the lower margin on reseller and long distance costs due to certain start up costs and fixed costs which were absorbed by the Company as these programs were initiated. The Company paid commissions to sales people of approximately $1,145,000 in 1996 compared to approximately $926,000 in 1995 representing an increase of approximately 18%. The gross margin on commissions decreased from 40% in 1995 to 37% in 1996. This decrease was due to the Company having increased its incentives to its sales representatives to earn greater commissions in 1996 as well as increased sales volume by certain representatives allowing for increases in the rate of commissions on their revenues. Management believes the sales representative commissions will decrease as a percentage of net revenues in future periods as a result of Intelicom revenues being earned more from offering its own long distance product to end-users.

   Selling and marketing expenses were approximately $104,000 for 1996 as compared to approximately $169,000 for 1995, a decrease of 38%. This decrease was mainly due to Intelicom incurring significant travel and marketing costs associated with recruiting the expanded sales representative force and consummating the cost effective marketing and consulting agreements with its long distance providers in 1995. These costs were not incurred at such significant levels in 1996 due to the 1995 efforts.

   General and administrative expenses were approximately $579,000 for 1996 compared to approximately $491,000 in 1995, an increase of 20%. Increases in general and administrative expenses were mainly due to the significant increases in certain Officer salary amounts during 1996. During 1995, the Officers of the Company took minimal salaries which were adjusted to market rates during 1996.

   The Company had net other income of approximately $9,500 for 1996 with approximately $3,700 for 1995. The 1996 amounts were favorably impacted due to additional interest earned on higher cash balances maintained during 1996 in interest bearing accounts.

   Income taxes for 1995 include a tax provision reflecting a change in the Company's tax status from an S-Corporation to a C-Corporation of $27,500. See Note 5 of the Notes to the Financial Statements.

   Net income for 1996 was approximately $81,000 as compared to approximately $48,000 for 1995. The increase in net income was attributable to the $27,500 charge to income taxes in 1995 related to the change in tax status as well as increased income from commissions sales during the year. Pro forma net income for 1996 was approximately $81,000 for 1996 compared to approximately $62,000 for 1995. The increase in pro forma net income is mainly due to an increase in sales volume during the year. The increase in pro forma net income resulted in an increase in pro forma earning per share from $.04 in 1995 to $.06 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Intelicom's cash position at December 31, 1996 was approximately $188,000 and net working capital was approximately $250,000. Intelicom's agency agreements with its three primary long distance carriers result in Intelicom's commission revenues being paid based on billed revenue regardless if end-users pay bills to the carriers, thus improving Intelicom's working capital. Intelicom has no charge backs, or pay backs on accounts that are delinquent or written off as bad debt from its two primary carriers.

   Net cash outflows from investing activities for the year ended
December 31, 1996 totaled approximately $16,000. This amount was mainly due to the acquisition of equipment as well as the purchase on an investment during 1996.

   Net cash inflows from financing activities for the year ended December 31, 1996 totaled approximately $117,000, which is primarily the result of net repayments of shareholder loans/advances offset by the cash proceeds received from the acquisition of Three-L Corporation in exchange for 100% of the Company's outstanding stock in September 1996.

   The Company believes that available cash, together with funds expected to be generated from operations, will be sufficient to finance the Company's working capital requirements as well as planned capital additions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is designed to modify the earnings per share information provided in financial statements by simplifying existing computational guidelines, revising the disclosure requirements, and increasing the comparability of earnings per share data on an international basis. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. Management is currently assessing the impact of SFAS No. 128 on the Company's presentation of earnings per share data.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

   Please see Part IV, page F-1 of this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

   In March 1997, Coopers & Lybrand LLP was selected to replace Schmidt
& Associates LLP as the Company's independent public accountants. Schmidt & Associates LLP performed the Company's audit for the years ended December 31, 1995 and 1996. The decision to dismiss Schmidt & Associates LLP was recommended by the Board of Directors. This decision was not based on any disagreement with Schmidt & Associates LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Schmidt & Associates LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Schmidt & Associates LLP's report did not contain an adverse or a disclaimer of opinion for either of the Company's fiscal years ended December 31, 1995 or 1996.

                                PART III
                                --------

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

   (a)(b)    IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND
             SIGNIFICANT EMPLOYEES.

   The following sets forth certain information with respect to the officers and directors of the Company as of December 31, 1996.

    Name                       Age          Position
    ----                       ---          --------

David A. Kanstoroom (1)(2)     32      President, Chief Executive Officer
                                       and a Director since 1996

David Spezza (1)(2)            32      Secretary, Treasurer, Chief
                                       Financial Officer and
                                       a Director since 1996
___________________________

(1) Elected officers and directors of the Company on July 3, 1996.
(2) Subsequent to year end and pursuant to the Merger Agreement referred to elsewhere in this Report, Mr. Robert E. Yaw II, Charles R. Brink, William F. Wolff and Benjamin W. Bronston were appointed Directors of the Company.

    The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

    The Company has no audit or compensation committee.

    Biographical information concerning each director and executive officer, including business experience for the past five years is as follows:

    DAVID A. KANSTOROOM has served as an officer and director of the Company from September 1996 to date. From 1992 to 1996, he served as a director and chief executive officer of Intelicom International Corporation of Clearwater, Florida. From 1987 to 1992, he was employed by International Business Machines as a senior marketing consultant where he was responsible for consulting with IBM's national customers and training new customer support representatives. Mr. Kanstoroom received B.S.B.A. degrees in Business and Computer Science from the University of Florida in 1987. Mr. Kanstoroom devotes full time to the business of the Company.

    DAVID SPEZZA has served as an officer and director of the Company from September 1996 to date. Mr. Spezza is involved in the long distance services offered by the Company. From 1992 to 1996, Mr. Spezza was a director and president of Intelicom International Corporation of Clearwater, Florida. From 1987 to 1992, he was employed with Arthur Andersen & Co. in New York in the tax department. Mr. Spezza received an accounting degree from Hofstra University in New York in 1987. Mr. Spezza devotes full time to the business of the Company.

    (c)  FAMILY RELATIONSHIPS.

    There are no family relationships between or among any officer and director.


    (d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

    No officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------

    (a)(b)    GENERAL AND SUMMARY COMPENSATION TABLE.

    The following table sets forth all compensation paid or accrued by the Company for services rendered during the fiscal years ended December 31, 1994, 1995 and 1996 by its Chief Executive Officer. No other executive officers received a salary and other compensation which exceeded $100,000 during any year.

                                 Annual Compensation                           Long Term Compensation
                     --------------------------------------------  --------------------------------------------

    Name and                                                       Restricted
    Principal                                        Other Annual    Stock   Options/   LTIP         All Other
    Position          Year    Salary    Bonuses($)   Compensation    Awards   SARS    Payouts($)   Compensation
    --------          ----    ------    ----------   ------------    -----    ----    ---------    ------------

David A. Kanstoroom   1996    $72,912    $41,344      $    -0-        -0-      -0-      -0-            -0-
President and         1995      N/A        -0-        $    -0-        -0-      -0-      -0-            -0-
Chief Executive       1994      N/A        -0-        $    -0-        -0-      -0-      -0-            -0-
Officer

David Spezza          1996    $72,912    $43,067      $    -0-        -0-      -0-      -0-            -0-
Treasurer and         1995      N/A        -0-        $    -0-        -0-      -0-      -0-            -0-
Chief Financial       1994      N/A        -0-        $    -0-        -0-      -0-      -0-            -0-
Officer



    (c)  OPTION/SAR GRANTS TABLE.

    There were no options to purchase shares of Common Stock granted to the Executive Officers of the Company listed in the Executive Compensation Table during the Company's last fiscal year.

    (d)  AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR-END OPTION/SAR
         VALUE TABLE.

    Not applicable.

    (e)  TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE.

    Not applicable.

    (f)  COMPENSATION OF DIRECTORS.

    STANDARD ARRANGEMENTS. All Directors are reimbursed for reasonable out-of-pocket expenses incurred related to Board duties assigned and in connection with attending Board and Shareholders' meetings.

    OTHER ARRANGEMENTS. There are no other arrangements pursuant to which the Company's Directors receive compensation from the Company for services as Directors.

    (g)  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
         CHANGE-IN-CONTROL ARRANGEMENTS.

    None.

    (h)  REPORTING ON REPRICING OF OPTIONS/SARS.

    Not Applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

    (a)(b)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

    The following table sets forth, as of December 31, 1996 the ownership of the Company's Common Stock by (i) each Director of the Company, (ii) all Executive Officers and Directors of the Company as a group, and (iii) all persons known by the Company to own more than 5% of the Company's Common Stock.

                                           Beneficial Ownership (1)
                                           -------------------------

              Name                  Number of Shares          Percentage
              ----                  ----------------          ----------

David A. Kanstoroom                       473,563                 31%
28050 U.S. Highway 19 North
Suite 202
Clearwater, Florida 34621

David Spezza                              473,563                 31%
28050 U.S. Highway 19 North
Suite 202
Clearwater, Florida 34621

Telcom Venture & Acquisition Corp.        473,563                 31%
3900 North Causeway Blvd.
Metairie, Louisiana 70002

All Directors and Officers                947,126                 62%
as a Group (2 persons)
_________________________________
(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

    (c)  CHANGES IN CONTROL.

    Except as noted elsewhere in this Report, there exists no understandings, arrangements or agreements are known by management at this time which would result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

    (a)(b)    TRANSACTIONS WITH MANAGEMENT AND OTHERS.

    As part of its Independent Agent Agreement with its sales representatives, as of December 31, 1996 the Company has a 2% revenue sharing pool that its representatives can qualify to share in if they meet certain production requirements. Three shares of the 2% revenue sharing pool are irrevocably reserved each month for two Officers and Directors of the Company, David A. Kanstoroom and David Spezza.

    (c)  PARENTS OF THE REGISTRANT.

    Herman K. Watsky, the Company's former President, David A. Kanstoroom and David Spezza, current Officers and Directors, may be deemed to be the parents of the Company.

    (d)  TRANSACTIONS WITH PROMOTERS.

    Information required by Item 404 of Regulation S-B is not required to be presented inasmuch as the Company has been organized for more than five years.

    (e) COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Registrant with copies of all
Section 16(a) forms they file.

    Based solely on the Company's review of the copies of such forms received by it during the fiscal year ended December 31, 1996, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year or prior fiscal year.

                                 PART IV
                                 -------

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(a) The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS. The following financial statements are filed as part of this report:

                                                              Page
                                                              ----

         Reports of Independent Certified Public
         Accountants . . . . . . . . . . . . . . . . . . .    F-1

         Consolidated Balance Sheets - December 31, 1996
         and 1995. . . . . . . . . . . . . . . . . . . . .    F-2

         Consolidated Statements of Income for the years
         ended December 31, 1996 and 1995  . . . . . . . .    F-3

         Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1996 and 1995  .    F-4

         Consolidated Statements of Cash Flows for the years
         ended December 31, 1996 and 1995  . . . . . . . .    F-5

         Notes to Consolidated Financial Statements. . . .    F-6 - F-12

    All Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

         (3)(a)    EXHIBITS.

              27   Financial Data Schedule

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                   INTRATEL GROUP, LTD. AND SUBSIDIARY

          REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

TABLE OF CONTENTS



                                                                 PAGES


Report of Independent Accountants                                 F-1


Financial Statements:

   Consolidated Balance Sheets                                    F-2

   Consolidated Statements of Income                              F-3

   Consolidated Statements of Stockholders' Equity                F-4

   Consolidated Statements of Cash Flows                          F-5

   Consolidated Notes to Financial Statements                  F-6 - F-12

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
IntraTel Group, Ltd.
Clearwater, Florida

We have audited the accompanying consolidated balance sheets of IntraTel Group, Ltd. (formerly Three-L Enterprises, Inc. and Intelicom Corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntraTel Group, Ltd. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                              COOPERS & LYBRAND L.L.P.



Tampa, Florida
April 1, 1997

INTRATEL GROUP, LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995



                    ASSETS                          1996           1995

Current assets:

   Cash                                          $  188,365     $   43,639
   Investments                                        1,180              0
   Accounts receivable                              308,633        261,797
   Prepaid expenses                                     109          5,000
                                                 ----------     ----------
      Total current assets                          498,287        310,436
                                                 ----------     ----------


Property and equipment:
   Furniture and equipment                           64,529         55,459
   Accumulated depreciation                         (27,565)       (15,943)
                                                 ----------     ----------
      Net property and equipment                     36,964         39,516
                                                 ----------     ----------

Other assets:
   Deposits                                          10,000         10,000
                                                 ----------     ----------

         Total assets                            $  545,251     $  359,952
                                                 ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $   11,376     $   18,266
   Accrued expenses                                 199,491        178,762
   Current portion of long-term debt                      0          2,980
   Notes payable - shareholders                           0          6,091
   Income tax payable                                15,000          7,000
   Current deferred tax liability                    22,500         18,000
                                                 ----------     ----------
      Total current liabilities                     248,367        231,099

Deferred tax liability                               10,000          9,500
                                                 ----------     ----------

      Total liabilities                             258,367        240,599
                                                 ----------     ----------

Commitment and Contingencies (Note 3)

Stockholders' equity:

   Preferred stock, $.0001 par value
        (25,000,000 shares authorized,
        none issued and outstanding)                      0              0
   Common stock (100,000,000 shares
       authorized, 1,527,620 and 1,420,687
       shares issued and outstanding
       at $.0001 par value)                             153            142
   Additional paid-in capital                       205,943        119,211
   Retained earnings                                 80,788              0
                                                 ----------     ----------
      Total stockholders' equity                    286,884        119,353
                                                 ----------     ----------

         Total liabilities and
          stockholders' equity                   $  545,251      $ 359,952
                                                 ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

INTRATEL GROUP, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
for the years ended December 31, 1996 and 1995



                                                    1996           1995

Revenues:
   Commissions                                   $1,823,453     $1,540,850
   Long distance                                     73,095              0
   Fees                                             122,850        146,461
                                                 ----------     ----------
      Total revenues                              2,019,398      1,687,311
                                                 ----------     ----------

Cost of sales:
   Commission expense                             1,145,054        925,693
   Reseller and other costs                          92,487         22,756
                                                 ----------     ----------
      Total cost of sales                         1,237,541        948,449
                                                 ----------     ----------

         Gross profit                               781,857        738,862

Operating expenses:
   Selling and marketing                            104,167        169,092
   General and administrative                       579,420        490,547
                                                 ----------     ----------
      Total operating expenses                      683,587        659,639
                                                 ----------     ----------


Income from operations                               98,270         79,223
                                                 ----------     ----------

Other income (expense):
   Interest income                                    9,859          3,810
   Interest expense                                    (341)           (67)
                                                 ----------     ----------
      Total other income (expense)                    9,518          3,743
                                                 ----------     ----------

Income before income taxes                          107,788         82,966

Income tax provision                                 27,000         34,500
                                                 ----------     ----------

Net income                                       $   80,788     $   48,466
                                                 ==========     ==========

Net income per share                             $     0.06
                                                 ==========

Average common shares outstanding                 1,452,913
                                                 ==========

Pro forma income data:
   Income before income taxes                                   $   82,966
                                                                ----------

   Pro forma provision for income
    taxes relating to S corporation                                (13,500)
   Actual provision for income taxes                                34,500
                                                                ----------

      Total provision and pro forma
       provision for income taxes                                   21,000
                                                                ----------

Pro forma net income                                            $   61,966
                                                                ==========

Pro forma net income per share                                  $     0.04
                                                                ==========

Pro forma average shares outstanding                             1,420,687
                                                                ==========



The accompanying notes are an integral part of these consolidated financial statements.

INTRATEL GROUP, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31, 1996 and 1995


                                 Common Stock      Additional                  Treasury Stock
                              -------------------   Paid-in   Retained      --------------------
                              Shares       Amount   Capital   Earnings      Shares        Amount
                             --------     --------  -------   ----------   --------      --------
Balance, January 1, 1995     1,729,532     $142    $ 2,158    $ 104,256    (308,845)     $ (4,000)

Recapitalization on merger
 with Intelicom
 International on
 December 4, 1995             (308,845)       0     (2,158)      (1,842)    308,845         4,000

Net income                           0        0          0       48,466           0             0

Distributions paid to
 stockholders                        0        0          0      (31,669)          0             0

Change in tax status from
 an S corporation to a
 C corporation                       0        0    119,211     (119,211)          0             0
                             --------- --------  ---------    ---------   ---------     ---------

Balance,
 December 31, 1995           1,420,687      142    119,211            0           0             0

Reverse acquisition
 of Three-L                    106,933       11     86,732            0           0             0

Net income                           0        0          0       80,788           0             0
                             --------- --------  ---------    ---------   ---------     ---------

Balance,
 December 31, 1996           1,527,620 $    153  $ 205,943    $  80,788           0     $       0
                             ========= ========  =========    =========   =========     =========




The accompanying notes are an integral part of these consolidated financial statements.

INTRATEL GROUP, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1996 and 1995



                                                    1996           1995

Cash flows from operating activities:


   Net income                                    $   80,788     $   48,466
   Adjustment to reconcile net income
        to net cash provided by (used in)
        operating activities:
      Depreciation                                   11,622          9,305
      Bad debt expense                                2,111          1,492
      Unrealized loss on investments                  5,820              0
      Deferred tax liability                          5,000         27,500
      (Increase) in accounts receivable             (48,947)       (82,341)
      (Increase) decrease in prepaid
       expenses                                       4,891         (5,000)
      (Increase) in deposits                              0        (10,000)
      Increase (decrease) in accounts
       payable                                      (46,027)        12,772
      Increase in accrued expenses                   20,729         38,574
      Increase in income tax payable                  8,000          7,000
                                                 ----------     ----------

         Net cash provided by
          operating activities                       43,987         47,768
                                                 ----------     ----------

Cash flows from investing activities:
   Acquisition of property and equipment             (9,070)       (14,045)
   Purchase of investment                            (7,000)             0
   Payment received on note                               0          2,223
                                                 ----------     ----------

         Net cash used in
          investing activities                      (16,070)       (11,822)
                                                 ----------     ----------

Cash flows from financing activities:
   Payments on notes payable -
     shareholders                                   (13,591)       (32,372)
   Borrowing from shareholders                            0         30,239
   Borrowing from note payable                            0          2,980
   Payment on note payable                           (2,980)             0
   Distributions to shareholders                          0        (31,669)
   Proceeds from merger                             133,380              0
                                                 ----------     ----------

         Net cash provided by (used in)
          financing activities                      116,809        (30,822)
                                                 ----------     ----------

Net increase in cash                                144,726          5,124

Cash, beginning of year                              43,639         38,515
                                                 ----------     ----------

Cash, end of year                                $  188,365     $   43,639
                                                 ==========     ==========


Cash paid during the year for:
   Interest                                      $      341     $       67
                                                 ==========     ==========
   Income taxes                                  $   14,109     $        0
                                                 ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

INTRATEL GROUP, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION AND BASIS OF PRESENTATION - Intelicom Corporation was incorporated under the laws of the State of Florida in November 1992, and began conducting business in 1993. The officers and directors approved the merger of Intelicom Corporation and Intelicom International Corporation effective December 4, 1995. Intelicom International Corporation did not have any business activities until its tax free merger with Intelicom Corporation in December of 1995. On September 12, 1996, Three-L Corporation (Three-L) acquired 100% of the stock of Intelicom International Corporation in exchange for 1,420,687 shares (93%) of stock in Three-L. As a result of the transaction, Intelicom International was merged with Three-L. The transaction is treated for accounting purposes as a reverse acquisition whereby Intelicom International Corporation acquired Three-L. The net assets of Three-L received by Intelicom International Corporation as a result of this transaction were as follows:

          Cash                               $  133,380
          Accounts payable                      (39,137)
          Notes payable                          (7,500)
                                             ----------

                                             $   86,743
                                             ==========

     Accordingly, the financial statements presented herein represent the accounts of Intelicom International for all periods presented and those of the acquired entity from September 12, 1996. Based on this transaction being considered a capital stock transaction and not a business combination, no pro forma information of Three-L is presented. In connection with the merger, Three-L changed its name to Intelicom Corporation (the Company). In connection with the reverse acquisition, Three-L had entered into a finder's fee agreement with a telecommunications consulting firm. Three-L issued 30,552 shares of Three-L common stock once the business combination was consummated. Also, in connection with the reverse acquisition with Three-L, historical stockholders' equity prior to the merger was retroactively restated for the equivalent number of shares received in the transaction with any difference between the par value of Three-L's and Intelicom International's stock recorded with an offset to additional paid-in capital. See Subsequent Event (Note 11) for discussion of agreement of merger and name change to IntraTel Group, Ltd. effective April 1, 1997.

     DESCRIPTION OF BUSINESS - The Company's primary business purpose prior to September 1995 was to market telecommunication services for other companies. In September 1995, the Company began buying wholesale long distance services, which it resells to customers under its own name, in addition to continuing to market other companies' services. The Company receives revenue from carriers of long distance whose services it markets, and also assists some carriers in collection efforts. In September 1995, the Company began receiving revenue from private individuals and companies for the sale of its own services.

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
     CONTINUED:

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Intelicom Corporation and its wholly-owned subsidiary, Intelicom International Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

     INCOME TAXES - The Company had elected to be taxed as a "small business corporation" under the provisions of Subchapter S of the Internal Revenue Code. However, as a result of the merger discussed above between Intelicom Corporation and Intelicom International Corporation, the S corporation status of the Company terminated on December 4, 1995. Prior to such termination, the Company did not have any federal or state income tax liabilities and its stockholders were subject to income tax liabilities based on their respective interests in the Company's taxable income.

     The Company is subject to the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under the liability method prescribed by SFAS No. 109, deferred income taxes will reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and carrying amounts for income tax purposes. The change in entity status in 1995 from an S corporation to a C corporation resulted in the Company recording a deferred tax liability of $27,500 to reflect the tax effect of the cumulative liability associated with temporary differences reversing in the future. This adjustment was not reflected in the previously issued financial statements. The 1995 balances have been restated to reflect this adjustment.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives: furniture, fixtures and equipment - 7 years; computer equipment - 5 years. Upon disposal, the related cost and accumulated depreciation are removed from the accounts, with the resulting gain or loss included in income.

     MARKETABLE SECURITIES - The Company's short-term investments are classified as trading securities as defined by Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments consist of certain equity securities at December 31, 1996 and are stated at estimated fair value based upon market quotes. Pursuant to SFAS No. 115, any unrealized gains and losses on such securities are reflected in current year earnings.

     TREASURY STOCK - Treasury stock is stated at cost.

     ADVERTISING - Advertising costs are expensed as incurred.

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
     CONTINUED:

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company maintains substantially all of its cash investments with what it believes to be high credit quality financial institutions. The Company's credit concentrations are limited due to the credit worthiness of the customers with whom business is transacted.

     NEW ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board issued SFAS (SFAS) No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share data. The Company is currently assessing the impact of SFAS No. 128 on the Company's presentation of earnings per share.

     RECLASSIFICATIONS - Certain 1995 amounts have been reclassified to conform with current year presentation.


2.   MARKETABLE SECURITIES:

     The Company currently invests in certain equity securities which it classifies as trading securities. The investments are recorded at fair market value with any differences between fair market value and cost recorded in current year earnings. Unrealized losses on investments at December 31, 1996 totaled $5,820.


3.   ACCRUED EXPENSES:

     Accrued expenses consisted of the following at December 31:

                                                    1996           1995

      Commissions payable                        $  187,729     $  163,623
      Wages payable                                   7,513         11,562
      Other                                           4,249          3,577
                                                 ----------     ----------

                                                 $  199,491     $  178,762
                                                 ==========     ==========

4.   NOTES PAYABLE AND LONG-TERM DEBT:

     Notes payable and long-term debt consist of the following at December 31, 1996 and 1995:

                                                    1996            1995
                                                  --------        --------

      Notes payable to shareholders,
       non-interest bearing,
       payable on demand                         $        0     $    6,091

      Note payable to bank, interest at 18%,
       monthly payments of $268 including
       interest, due in 1996, collateralized
       by computer equipment                              0          2,980
                                                 ----------     ----------
                                                          0          9,071

      Less current portion                                0         (9,071)
                                                 ----------     ----------

                                                 $        0     $        0
                                                 ==========     ==========



5.   INCOME TAXES:

     Prior to the merger and change in tax status described in Note 1, the Company had elected to be taxed as an S-Corporation, whereby the Company did not have any federal or state income tax liabilities, and its stockholders were subject to income tax based on their respective interests in the Company. The cumulative effect of such change in tax status as of December 4, 1995 was to decrease 1995 income by $27,500.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes. The components of the Company's deferred tax liabilities are as follows:

                                                 DECEMBER 31,   DECEMBER 31,
                                                    1996           1995
                                                 ----------     ----------
      Deferred tax liabilities:
       Current:
         Change in revenue recognition
         from accrual to cash                    $   22,500     $   18,000
                                                 ----------     ----------
          Net current deferred tax
          liabilities                                22,500         18,000
                                                 ----------     ----------
       Non-current:
         Fixed asset basis differences               10,000          9,500
                                                 ----------     ----------
          Net non-current deferred
          tax liability                              10,000          9,500
                                                 ----------     ----------

                                                 $   32,500     $   27,500
                                                 ==========     ==========

     The components of the provision for income taxes are as follows:

                                                 DECEMBER 31,   DECEMBER 31,
                                                    1996           1995
                                                 ----------     ----------
      Current:
         Federal                                 $   18,000     $    5,100
         State                                        4,000          1,900
                                                 ----------     ----------
                                                     22,000          7,000
                                                 ----------     ----------

      Deferred:
         Federal                                      4,000         22,000
         State                                        1,000          5,500
                                                 ----------     ----------
                                                      5,000         27,500
                                                 ----------     ----------

                                                 $   27,000     $   34,500
                                                 ==========     ==========


   A reconciliation of the effective income tax rate is as follows:

                                                 DECEMBER 31,    DECEMBER 31,
                                                    1996            1995
                                                  ----------     ----------

      Statutory federal income                    $  36,648      $  28,208
      State taxes                                     4,300              0
      S corporation income not subject
       to tax                                             0        (16,400)
      Graduated rate                                (13,948)        (4,808)
      SFAS No. 109 change in entity status                0         27,500
                                                 ----------     ----------

         Effective income tax rate               $   27,000     $   34,500
                                                 ==========     ==========

6.   RELATED PARTY TRANSACTIONS:

     The Company received working capital advances and loans from the Corporation's shareholders. The Company has advanced funds to its shareholders for the formation of two other related entities, Intelisoft and Intelicom International (before the December 4, 1995 merger) for formation costs and the development of computer software. There are no other transactions with these entities.

     As part of its Independent Agent Agreement with its sales representatives, the Company has a 2% revenue sharing pool that its representatives can qualify to share in if they meet certain production requirements. Three shares of the 2% revenue sharing pool shall be irrevocably reserved for the original founding members of the Intelicom Corporation, with such shares being allocated among the founding members in accordance with the policies as established by the board of directors. The rights to such shares shall be irrevocably vested in and to the founding members after two years of full-time employment. The founders waived any right to any revenue sharing through December 31, 1995. During 1996, the founders were paid approximately $105,000 from the revenue sharing pool.

7.   STOCKHOLDER'S EQUITY:

     The Company issued an underwriter warrants to purchase 3,238 shares of common stock, which will be exercisable for a period of four years, commencing one year from the date of closing the initial public offering of Three-L, which was April 13, 1995, at an exercise price of $6.30 per share, subject to adjustment in certain events. The shares underlying the warrants are subject to piggyback registration rights, expiring seven years after the effective date of the offering.


8.   MAJOR CARRIER RELATIONSHIPS:

     During 1996 and 1995, the Company received a substantial portion of its commission revenues from two major telecommunication carriers. During 1996 and 1995, commissions from these two carriers aggregated approximately $1,206,000 and $1,299,000, respectively. At December 31, 1996 and 1995, commissions due from those carriers included in accounts receivable were approximately $250,000 and $228,000, respectively.


9.   PRO FORMA DISCLOSURES:

     PRO FORMA NET INCOME - The Company had elected to be treated as an S corporation for income tax purposes, whereby the federal and state income tax liabilities were recognized by its stockholders based on their respective interests in the Company's taxable income. In connection with the merger of Intelicom and Intelicom International on December 4, 1995, the Company terminated its S corporation election and accordingly became subject to federal and state income taxes. The unaudited incremental pro forma provision for income taxes reported on the consolidated statements of income (reduced by the one-time charge associated with the change in entity status which was reflected in the actual tax provision) approximates federal and state income taxes (by applying statutory income tax rates) that would have been incurred if the Company had been subject to tax as a C corporation.

     PRO FORMA NET INCOME PER SHARE - Pro forma primary net income per share is computed by dividing pro forma net income by the weighted average number of shares outstanding during the period. For all periods presented, the weighted average number of shares presented represents the number of shares outstanding subsequent to the reverse acquisition with Three-L discussed above for all periods presented.


10.  COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASES - The Company leases its office space and some of its office equipment under noncancelable operating leases expiring in various years through 2000. These leases generally require the Company to pay insurance, taxes and other expenses related to the leased property.

     Several of the equipment leases contain options to purchase the leased equipment at fair market value upon expiration of the lease.

     Future minimum lease payments under these operations leases are approximately as follows as of December 31:

          1997                                          $  35,000
          1998                                             36,000
          1999                                             37,000
          2000                                             32,000
                                                        ---------

                                                        $ 140,000
                                                        =========


     Rent expense for all operating leases was approximately $38,000 and $47,000 during 1996 and 1995, respectively.

     LEGAL PROCEEDINGS - The Company was involved in litigation with a computer software company related to a contract dispute. In June 1996, the Company reached a settlement with the computer software company in which the Company agreed to pay $10,000.


11.  SUBSEQUENT EVENT:

     Subsequent to year-end, certain officers and directors ("Selling Shareholders") entered into a Stock Purchase Agreement with IntraTel Acquisition Company, Inc. ("IntraTel") pursuant to which the Selling Shareholders agreed to sell a total of 365,694 shares of the Company's common stock to IntraTel in consideration of a total of $1,200,000 in cash and secured promissory notes and certain other contingent consideration.

     IntraTel and the Selling Shareholders also entered into a Pledge Agreement which granted the Selling Shareholders a security interest and lien on the 365,694 shares of the Company's common stock sold to IntraTel. IntraTel also granted the Selling Shareholders an irrevocable proxy to vote the shares of the Company's common stock in their sole and absolute discretion until the remaining payment of the secured promissory notes required by the Stock Purchase Agreement has been made. To facilitate the merger discussed below, Telecom Venture & Acquisition Corp., a principal shareholder, for no consideration, executed a letter of intent dated January 23, 1997 to return to the Company's treasury 182,847 shares of the Company's common stock.

     Simultaneously with the execution of the Stock Pledge Agreement and related documents between IntraTel and the Selling Shareholders, IntraTel and the Company entered into an Agreement of Merger (the "Merger Agreement") effective April 1, 1997, providing for the merger of IntraTel with and into the Company, and the eventual change of the Company's name to IntraTel Group, Ltd. The Merger Agreement provides that the issued and outstanding shares of the Company as of the effective date of the merger will not be affected, and the current shareholders of IntraTel will surrender their shares of IntraTel (a total of 2,000 shares) in exchange for 1,631,626 shares of the Company less that number of shares which are required to satisfy IntraTel's obligations to issue equity to certain investors of IntraTel. The Merger Agreement was unanimously approved by the Company's shareholders and the Certificate of Merger was filed with the Delaware Secretary of State's office on April 1, 1997.

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTRATEL GROUP, LTD.



Dated: May 9, 1997                   By  /s/ CHARLES R. BRINK
                                       --------------------------------
                                        Charles R. Brink



                                     By  /s/ ROBERT E. YAW II
                                       --------------------------------
                                        Robert E. Yaw II

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                 Capacity                   Date
         ---------                 --------                   ----



 /s/ Charles R. Brink           President and Director       May 9, 1997
---------------------------
Charles R. Brink


 /s/ Robert E. Yaw II           Director                     May 9, 1997
---------------------------
Robert E. Yaw II


 /s/ David A. Kanstoroom        Director                     May 9, 1997
---------------------------
David A. Kanstoroom


 /s/ David A. Spezza            Director                     May 9, 1997
---------------------------
David A. Spezza