Form 10QSB
period 1997-03-31
INTRATEL GROUP LTD
filed 1997-05-16
CIK 931758

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549



                               FORM 10-QSB

                                _________



[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from ________ to ________


                      Commission File No. 33-853963


                          INTRATEL GROUP, LTD.
    (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                      72-1265159
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                     Identification Number)


                       28050 U.S. Highway 19 North
                       Clearwater, Florida  34621
                (Address of Principal Executive Offices)


                             (813) 797-9000
            (Issuer's Telephone Number, Including Area Code)


                             Not Applicable
          (Former Name, Former Address and Former Fiscal Year,
                      if Changed Since Last Report)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes   X                  No
                       -------                 -------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


        Class                           Outstanding at March 31, 1997:
Preferred Stock, $.0001
    par value                                        0
Common Stock, $.0001
    par value                                     1,527,620

                          INTRATEL GROUP, LTD.
                          INDEX TO FORM 10-QSB



                                                                     PAGE
                                                                     ----

PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Condensed Financial Statements:

     Condensed Balance Sheets as of March 31, 1997 and
        December 31, 1996                                              1

     Condensed Statements of Operations for the Three Months
         Ended March 31, 1997 and 1996                                 2

     Condensed Statement of Stockholders' Equity                       3

     Condensed Statements of Cash Flows for the Three Months
         Ended March 31, 1997 and 1996                                 4

     Notes to Condensed Financial Statements                           5


     Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        6


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                       8

     Item 2.   Changes in Securities                                   8

     Item 3.   Defaults Upon Senior Securities                         8

     Item 4.   Submission of Matters to a Vote of Security-Holders     8

     Item 5.   Other Information                                       8

     Item 6.   Exhibits and Reports on Form 8-K                        8

SIGNATURES                                                             9

INTRATEL GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  MARCH 31,    DECEMBER 31,
                                                    1997           1996
                                                 ----------     ----------
                  ASSETS
Current Assets:
   Cash                                          $  170,448     $  188,365
   Investments                                        1,180          1,180
   Accounts receivable                              252,191        308,633
   Prepaid expenses                                   3,750            109
                                                 ----------     ----------
         Total current assets                       427,569        498,287
                                                 ----------     ----------

Property and equipment:
   Equipment and furniture                           64,529         64,529
   Accumulated depreciation                         (30,520)       (27,565)
                                                 ----------     ----------
         Net property and equipment                  34,009         36,964
                                                 ----------     ----------

Other Assets:
   Deposits                                          10,000         10,000
                                                 ----------     ----------

                                                 $  471,578     $  545,251
                                                 ==========     ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                              $    3,449     $   11,376
   Accrued expenses                                 145,603        199,491
   Income tax payable                                     0         15,000
   Current deferred tax liability                    25,800         22,500
                                                 ----------     ----------
         Total current liabilities                  174,852        248,367
                                                 ----------     ----------

Deferred tax liability                                7,300         10,000
                                                 ----------     ----------

         Total liabilities                          182,152        258,367


Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.0001 par value,
      25,000,000 shares authorized;
      none issued                                         0              0
   Common stock, $.0001 par value,
      authorized 100,000,000 shares,
      1,527,620 issued and outstanding                  153            153
   Additional paid-in capital                       205,943        205,943
   Retained earnings                                 83,330         80,788
                                                 ----------     ----------
         Total stockholders' equity                 289,426        286,884
                                                 ----------     ----------

                                                 $  471,578     $  545,251
                                                 ==========     ==========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTRATEL GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                    1997           1996
                                                 ----------     ----------
Revenues:
   Commissions                                   $  353,205     $  411,670
   Long distance                                     82,623          4,775
   Fees                                              14,067         55,166
                                                 ----------     ----------
      Total revenues                                449,895        471,611
                                                 ----------     ----------

Cost of sales:
   Commission expense                               196,405        275,226
   Reseller and other costs                          74,434          9,344
                                                 ----------     ----------
      Total cost of sales                           270,839        284,570
                                                 ----------     ----------

         Gross profit                               179,056        187,041

Operating expenses:
   Selling and marketing                             23,258         29,990
   General and administrative                       159,063        142,798
                                                 ----------     ----------
      Total operating expenses                      182,321        172,788
                                                 ----------     ----------

Income from operations                               (3,265)        14,253
                                                 ----------     ----------

Other income:
   Interest income                                    6,657          1,764
                                                 ----------     ----------
      Total other income                              6,657          1,764
                                                 ----------     ----------

Income before income taxes                            3,392         16,017

Income tax provision                                    850          4,005
                                                 ----------     ----------

Net income                                       $    2,542     $   12,012
                                                 ==========     ==========

Net income per share                             $     0.00     $     0.01
                                                 ==========     ==========

Average common shares outstanding                 1,527,620      1,420,687
                                                 ==========     ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTRATEL GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                    COMMON STOCK      ADDITIONAL
                                --------------------   PAID-IN    RETAINED
                                 SHARES     AMOUNT     CAPITAL    EARNINGS
                                --------   ---------  ---------   ---------
Balance,
   December 31, 1996            1,527,620  $     153  $ 205,943   $  80,788

Net Income for the Three
   Months Ended
   March 31, 1997                       0          0          0       2,542
                                ---------  ---------  ---------   ---------

Balance, March 31, 1997         1,527,620  $     153  $ 205,943   $  83,330
                                =========  =========  =========   =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

INTRATEL GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                       1997           1996
                                                     --------       --------
Cash flows from operating activities:
 Net income                                        $    2,542     $   12,012
 Adjustment to reconcile net income to
     net cash provided by (used in)
     operating activities:
    Depreciation                                        2,955          2,755
    Deferred tax liability                                600         (1,095)
    Decrease (increase) in
     accounts receivable                               56,442           (236)
    Decrease (increase) in prepaid expenses            (3,641)         5,000
    Decrease in accounts payable and
     accrued liabilities                              (61,815)          (923)
    (Decrease) increase in income tax payable         (15,000)         5,100
                                                   ----------     ----------

     Net cash (used in) provided by
      operating activities                            (17,917)        22,613
                                                   ----------     ----------

Cash flows from investing activities:
 Acquisition of property and equipment                      0         (6,127)
                                                   ----------     ----------

     Net cash used in investing activities                  0         (6,127)
                                                   ----------     ----------

Cash flows from financing activities:
 Payments on notes payable - shareholders                   0         (5,000)
 Payment on note payable                                    0           (804)
                                                   ----------     ----------

     Net cash used in financing activities                  0         (5,804)
                                                   ----------     ----------

Net (decrease) increase in cash                       (17,917)        10,682

Cash, beginning of year                               188,365         43,639
                                                   ----------     ----------

Cash, end of year                                  $  170,448     $   54,321
                                                   ==========     ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

INTRATEL GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996


1.  BASIS OF PRESENTATION:

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The condensed financial statements should be read in conjunction with the financial statements and the related disclosures contained in the Company's Form 10-KSB dated May 14, 1997, filed with the Securities and Exchange Commission.


2.  SUBSEQUENT EVENT:

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

Simultaneously with the execution of the Stock Pledge Agreement and related documents between IntraTel and the Selling Shareholders, IntraTel and the Company entered into an Agreement of Merger (the "Merger Agreement") effective April 1, 1997, providing for the merger of IntraTel with and into the Company, and the eventual change of the Company's name to IntraTel Group, Ltd. The Merger Agreement provides that the issued and outstanding shares of the Company as of the effective date of the merger will not be affected, and the current shareholders of IntraTel will surrender their shares of IntraTel (a total of 1,500 shares) in exchange for 1,631,626 shares of the Company less that number of shares which are required to satisfy IntraTel's obligations to issue equity to certain investors of IntraTel. The Merger Agreement was unanimously approved by the Company's shareholders and the Certificate of Merger was filed with the Delaware Secretary of State's office on April 1, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

The following discussion contains certain forward-looking statements, within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company's product areas, dependence on suppliers, the Company's limited manufacturing experience and the evolving nature of the Company's fiber optic technology.

Results of Operations
---------------------

For the quarter ended March 31, 1997 compared to the quarter
------------------------------------------------------------
ended March 31, 1996
--------------------

Revenue from operations for the quarter ended March 31, 1997 ("1997") was approximately $450,000, compared to approximately $472,000 for the quarter ended March 31, 1996 ("1996"). This represents a decrease of 5% or approximately $22,000 from 1996. This decrease in revenues was mainly attributable to decreased revenues associated with independent agent registration fees. This decrease in fee revenue is because of a change in the independent agent program which removed the initial cost of registration.

The gross margin remained constant at approximately 39.8% and 39.7% in 1997 and 1996, respectively. Management believes the sales representative commissions will decrease as a percentage of net revenues in future periods as a result of revenues being earned more from offering its own long distance product to end-users.

Selling and Marketing Expenses were approximately $23,000 for the first quarter of 1997 as compared to approximately $30,000 for the first quarter of 1996, for a decrease of 23%. This decrease was mainly due to the release of major changes to the independent agent program.

General and administrative expenses were approximately $159,000 for 1997 compared to approximately $143,000 in 1996, an increase of 11%. Increases in general and administrative expenses were mainly due to the significant increases in certain officer salary amounts during 1997. During 1996, the officers of the Company took minimal salaries which were adjusted to market rates during 1997.

The Company had net other income of approximately $6,657 for 1997 with approximately $1,764 for 1996. The 1997 amounts were favorably impacted due to additional interest earned on higher cash balances maintained during 1997 in interest bearing accounts.

Net income for the first quarter of 1997 was $2,542 as compared to $12,012 for the first quarter of 1996. The decrease in net income was attributable to additional costs associated with upcoming acquisitions and increased administrative costs associated with a major change in the independent contractor program and the associated marketing effort to launch it.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------



Liquidity and Capital Resources
-------------------------------

Intelicom's cash position at March 31, 1997 was approximately $170,000 as compared to $188,000 at December 31, 1996. The Company had net working capital of approximately $253,000 at March 31, 1997.

The Company believes that available cash, together with funds generated from operations, will be sufficient to finance the Company's working capital requirements as well as planned capital additions.

                                 PART II


Item 1.  Legal Proceedings
         -----------------
              Not Applicable


Item 2.  Changes in Securities
         ---------------------
              Not Applicable


Item 3.  Defaults Upon Senior Securities
         -------------------------------
              Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
              During March 1997, the shareholders voted and approved the business combination described in Note 2 of the financial statements contained in this report.


Item 5.  Other Information
         -----------------
              Not Applicable

              _______________

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

              (a)  None

              (b) No reports on Form 8-K were filed during the three months ended March 31, 1997.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


INTRATEL GROUP, LTD.




By:  /s/ CHARLES R. BRINK                             Date:  May 15, 1997
    --------------------------------------
    Charles R. Brink
    President



By:  /s/ DAVID SPEZZA                                  Date: May 15, 1997
    --------------------------------------
    David Spezza
    Vice President