Form 10QSB
period 1997-06-30
INTRATEL GROUP LTD
filed 1997-08-15
CIK 931758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-QSB
            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        _________  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

                                  OR

     _________  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to _______________

                   Commission file number 33-853963

                         INTRATEL GROUP, LTD.
                         --------------------
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

                            Not Applicable
                            --------------
(Former Name, Former Address, and Formal Fiscal Year, if Changed Since
                             Last Report.)

Check whether the issuer(1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes       X               No                .
                  ---------------          ---------------

The number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

                Class
       Preferred Stock, $.0001         Outstanding at June 30, 1997
              par value
        Common Stock, $.0001                     1,527,620       .
              par value                    ----------------------
                                           Outstanding Securities

                          INTRATEL GROUP, LTD.
                          INDEX TO FORM 10-QSB


                                  INDEX


                                                                     PAGE
                                                                     ----
Part I.  FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Financial Statements:

                    Condensed Balance Sheets as of June 30, 1997
                         and December 31, 1996                         1

                    Condensed Statements of Operations
                         for the Three Months Ended
                         June 30, 1997 and 1996                        2

                    Condensed Statement of Stockholders' Equity.       3

                    Condensed Statements of Cash Flows
                         for the Three Months Ended
                         June 30, 1997 and 1996                        4

                    Notes to Condensed Financial Statements            5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations           5

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                  6

          Item 2.   Changes in Securities                              6

          Item 3.   Defaults Upon Senior Securities                    6

          Item 4.   Submission of Matters to a Vote
                     of Security-Holders                               6

          Item 5.   Other Information                                  6

          Item 6.   Exhibits and Reports on Form 8-K                   6

SIGNATURES                                                             7

                       INTELICOM CORPORATION, INC.
                         CONDENSED BALANCE SHEET
                               (Unaudited)


                                                 June 30,      December 31,
                                                   1997           1996
                                                ----------     ----------

                                 ASSETS
                                 ------

CURRENT ASSETS:
   Cash                                         $   181,850    $   188,365
   Investments                                        1,180          1,180
   Accounts Receivable                              257,626        308,633
   Prepaid Expenses                                   7,908            109
                                                 ----------     ----------
Total Current Assets                                448,564        498,287

FIXED ASSETS:
   Equipment and Furniture                           80,703         64,529
   Accumulated Depreciation                         (33,976)       (27,565)
                                                 ----------     ----------
Net Cost                                             46,727         36,964

OTHER ASSETS:
   Deposits                                          10,000
   Organization Costs                               100,000
   Due From Infinet Software, Inc.                  888,866         10,000
                                                 ----------     ----------

TOTAL ASSETS                                     $1,494,157     $  545,251
                                                 ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------


CURRENT LIABILITIES:
   Accounts payable                             $   345,997    $    11,376
   Accrued Expenses                                  91,187        199,491
   Note  Payable, Shareholder                     1,100,000         15,000
   Current Deferred Tax Liability                    25,800         22,500
                                                 ----------     ----------
Total Current Liabilities                         1,562,984        248,367
                                                 ----------     ----------

Deferred tax liability                                7,300
Long Term Liability                               2,081,014         10,000
                                                 ----------     ----------

   Total liabilities                              3,651,298        258,367
                                                 ==========     ==========

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value;
    25,000,000 shares authorized;
    none issued                                           0              0
   Common stock, $.0001 par value;
    100,000,000 shares authorized;
    1,527,620 and outstanding                           153            153
   Treasury Stock                                (1,200,000)
   Additional paid-in capital                       205,943        205,973
   Retained Earnings                             (1,163,237)        80,788
                                                 ----------     ----------
      Total stockholders' equity                 (2,157,141)       288,884

TOTAL LIABILITIES AND EQUITY                     $1,494,157     $  545,251
                                                 ==========     ==========


See accompanying notes to condensed consolidated financial statements.

Intratel Group, LTD.
Condensed Consolidated Statements of Income for the three months ended June 30, 1997 and 1996

                                                    1997           1996
                                                 ----------     ----------
Revenues:
   Commissions                                      386,915        340,249
   Long Distance                                    124,143         11,813
   Fees                                               1,707         49,982
                                                 ----------     ----------
   Total Revenues                                   512,765        402,044
                                                 ----------     ----------

Cost of Sales:
   Commission expense                               236,720        235,346
   Reseller and other costs                         107,404         11,420
                                                 ----------     ----------
   Total cost of sales                              344,124        246,766
                                                 ----------     ----------

   Gross profit                                     168,641        155,278
                                                 ----------     ----------

Operating Expenses:
   Selling and marketing                             12,090         10,691
   General and administrative                     1,405,425        136,904
                                                 ----------     ----------
   Total operating expenses                       1,417,515        147,595
                                                 ----------     ----------

Income from operations                           (1,248,874)         7,683
                                                 ----------     ----------

Other Income:
   Interest Income                                    2,309          1,628
                                                 ----------     ----------
   Total other income                                 2,309          1,628
                                                 ----------     ----------

Income before income taxes                       (1,246,565)         9,311

Income tax provision                                    850          4,005
                                                 ----------     ----------

Net income                                       (1,247,415)         5,306
                                                 ==========     ==========

Net Income per share                                  (0.00)          0.00
                                                 ==========     ==========

Average common shares outstanding                 1,527,620      1,420,687
                                                 ==========     ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

Intratel Group, LTD.
Condensed Consolidated Statement of Stockholders' Equity




                                      Common Stock            Additional
                                  --------------------         Paid-In         Retained     Treasury
                                  Shares        Amount         Capital         Earnings       Stock
                                  ------        ------         -------         --------       -----
Balance, December 31, 1996       1,527,620     $      153    $(1,163,237)     $ (912,268)      (1,200,000)

Net Income for the six Months
   Ended June 30, 1997                   0              0              0      (1,244,873)
                                ----------     ----------     ----------       ---------       ----------

Balance, June 30, 1997           1,527,620     $      153     (1,163,237)    $(2,157,141)     $(1,200,000)
                                ==========     ==========     ==========       =========       ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

Intratel Group, Ltd.
Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 1997 and 1996



                                                    1997           1996
                                                 ----------     ----------
Cash flows from operating activities:
   Net income (loss)                             (1,247,415)         9,310
   Adjustment to reconcile net income
        to net cash provided by (used in)
        operating activities:
      Depreciation                                    3,455          2,955
      Deferred tax liability                              -         (1,095)
      Decrease (increase) in accounts
       receivable                                     5,435        159,295
      Decrease (increase) in prepaid
       expenses                                       4,158         (1,880)
      Decrease in accounts payable and
       accrued liabilities                          121,063        (94,839)
      (Decrease) increase in income
       tax payable                                        -          5,100

         Net cash (used in) provided by
          operating activities                   (1,113,304)        78,846
                                                 ----------     ----------

Cash flows from investing activities:
   Funds from merger with Intratel                2,206,789              0
                                                 ----------     ----------

         Net cash provided from
          investing activities                    2,206,789              0
                                                 ----------     ----------

Cash flows from financing activities:
   Increase in notes payable -
    shareholders                                 (1,100,000)             0
   Payment on note payable                                0              0
                                                 ----------     ----------

      Net cash used in financing
       activities                                (1,100,000)             0
                                                 ----------     ----------

Net (decrease) increase in cash                   1,260,554         78,846
                                                 ----------     ----------

Cash, beginning of year                             188,365         43,639
                                                 ----------     ----------

Cash, end of year                                $  181,850     $  122,485
                                                 ==========     ==========


The accompanying notes are in integral part of these condensed consolidated financial statements.

Intratel Group, Ltd.
Notes to Condensed Consolidated Financial Statements
For the Three Month Periods Ended June 30, 1997 and 1996


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

2.   Subsequent Event:
     None

Item 2.   Management's Discussion and Analysis of Plan of Operation
          ---------------------------------------------------------

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

The following discussion contains certain forward -looking statements, within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve
various risks and uncertainties.   Forward-looking statements may be
identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company's product areas, dependence on suppliers, the Company's limited manufacturing experience and the evolving nature of the Company's fiber optic technology.

Results of Operations
---------------------

For the quarter ended June 30, 1997 compared to the quarter ended
-----------------------------------------------------------------
June 30, 1996
-------------

Revenue from operations for the quarter ended June 30, 1997 ("1997") was approximately $513,000, compared to approximately $402,000 for the quarter
ended June 30, 1996 ("1996").   This represents an increase 28% or
approximately $111,000 from 1996.   This increase in revenues was mainly
attributable to conversion of accounts from marketing agreements to accounts being directly billed by Intratel.

The gross margin remained constant at approximately 32.9% and 38.6% in 1997 and 1996, respectively. Management believes the gross margin may continue to decrease due to conversion of business currently on marketing agreements to being directly billed by Intratel.

Selling and Marketing Expenses were approximately $12,000 for the second quarter of 1997 as compared to approximately $11,000 for the second quarter
of 1996, for an increase of 9%.   This increase was mainly due to the
release of major changes to the independent agent program.

General and administrative expenses were approximately $1,405,000 for 1997 compared to approximately $137,000 in 1996, an increase of approximately
1000%.   Increases in general and administrative expenses were mainly due to the merger between Intratel and Intelicom International Corporation. General and administrative costs are expected to remain high as planned acquisitions in 1997 and 1998 continue to take place.

The Company had net other income of approximately $2309 for 1997 with approximately $1628 for 1996. The 1997 amounts were favorably impacted due to additional interest earned on higher cash balances maintained during 1997 in interest bearing accounts.

Net income (loss) for the second quarter 1997 was $(1,247,415) as compared
to $9,310  for the second quarter of 1996.   The decrease in net income was
attributable to additional costs associated with upcoming acquisitions and increased administrative costs associated with a major change in the independent contractor program and the associated marketing effort to launch it.

Liquidity and Capital Resources
-------------------------------

Intelicom's cash position at June 30, 1997 was approximately $182,000 as
compared to $188,000 at December 31, 1996.   The Company had net working
capital of approximately $258,000 at June 30, 1997.

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

                                 PART II



Item 1.        Legal Proceedings
               -----------------
                    Not Applicable

Item 2.        Changes in Securities
               ---------------------
                    Not Applicable

Item 3.        Defaults Upon Senior Securities
               -------------------------------
                    Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
                    During June 30, 1997 the shareholders voted and approved the business combination described in Note 2 of the financial statements contained in this report.

Item 5.        Other Information
               -----------------
                    Not Applicable

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------
                    (a)  None
                    (b) No reports on Form 8-K were filed during the three months ended June 30, 1997.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


INTRATEL GROUP, LTD.



By: /s/ CHARLES R. BRINK                       .  Date:  August 15, 1997
   --------------------------------------------
   Charles R. Brink
   President



By: /s/ DAVID SPEZZA                           .  Date  August 15, 1997
   --------------------------------------------
   David Spezza
   Vice President