Form 10QSB
period 1997-09-30
INTRATEL GROUP LTD
filed 1997-10-10
CIK 931758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-QSB
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended Sept 30, 1997

                                   OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

                    Commission file number 33-853963

                          INTRATEL GROUP, LTD.
                          --------------------
    (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                    72-1265159
          --------                                    ----------
State or Other Jurisdiction of                IRS Employer Identification
Incorporation or Organization                           Number


        28050 US Hwy 19 N - Suite 202, Clearwater, FL      34621
      -------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

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

                Class
       Preferred Stock, $.0001              Outstanding at Sept. 30, 1997
              par value
        Common Stock, $.0001                          1,527,620
              par value                    -----------------------------
                                                Outstanding Securities

                          INTRATEL GROUP, LTD.
                          INDEX TO FORM 10-QSB


                                  INDEX


                                                                     PAGE
                                                                     ----

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Condensed Financial Statements:

     Condensed Balance Sheets as of Sept 30, 1997 and                  1
        December 31, 1996

     Condensed Statements of Operations for the Three Months           2
         Ended Sept 30, 1997 and 1996

     Condensed Statement of Stockholders' Equity                       3

     Condensed Statements of Cash Flows for the Three Months           4
         Ended Sept 30, 1997 and 1996

     Notes to Condensed Financial Statements                           5


     Item 2.   Management's Discussion and Analysis of                 5
                  Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                       6

     Item 2.   Changes in Securities                                   6

     Item 3.   Defaults Upon Senior Securities                         6

     Item 4.   Submission of Matters to a Vote of Security-Holders     6

     Item 5.   Other Information                                       6

     Item 6.   Exhibits and Reports on Form 8-K                        6

SIGNATURES                                                             7

                          INTRATEL GROUP, LTD.
                         CONDENSED BALANCE SHEET
                               (Unaudited)

                                                 SEPT 30,      DECEMBER 31,
                                                   1997           1996
                                                ----------     ----------
                                 ASSETS
                                 ------

CURRENT ASSETS:
   Cash                                          $  134,635     $  188,365
   Investments                                            -          1,180
   Accounts Receivable                              350,550        308,633
   Prepaid Expenses                                   6,723            109
                                                 ----------     ----------
Total Current Assets                                491,908        498,287

FIXED ASSETS:
   Equipment and Furniture                           86,703         64,529
   Accumulated Depreciation                         (37,681)       (27,565)
                                                 ----------     ----------
Net Cost                                             49,022         36,964

OTHER ASSETS:
   Deposits                                          45,083
   Organization Costs                               100,000
   Due From Infinet Software, Inc.                2,182,866         10,000
                                                 ----------     ----------

TOTAL ASSETS                                     $2,868,879     $  545,251
                                                 ==========     ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $  342,708     $   11,376
   Accrued Expenses                                 212,762        199,491
   Note  Payable, Shareholder                     1,174,155         15,000
   Current Deferred Tax Liability                    25,800         22,500
                                                 ----------     ----------
Total Current Liabilities                         1,755,425        248,367
                                                 ----------     ----------

Deferred tax liability                                7,300
Long Term Liability                               4,118,514         10,000
                                                 ----------     ----------

   Total liabilities                              5,881,239        258,367
                                                 ==========     ==========

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value;                     0              0
      25,000,000 shares authorized;
      none issued
   Common stock, $.0001 par value;                      153            153
      100,000,000 shares authorized;
      1,527,620 and outstanding
Treasury Stock                                   (1,200,000)
Additional paid-in capital                          205,943        205,943
Retained Earnings                                (2,018,456)        80,788
                                                 ----------     ----------
         Total stockholders' equity              (3,012,360)       288,884

TOTAL LIABILITIES AND EQUITY                     $2,868,879     $  545,251
                                                 ==========     ==========

See accompanying notes to condensed
 consolidated financial statements.

Intratel Group, LTD.
Condensed Consolidated Statements of Income for the three months ended Sept 30, 1997 and 1996


                                                    1997            1996
                                                 ----------      ----------

Revenues:
 Commissions                                          367,154        685,155
 Long Distance                                        171,210           -
 Fees                                                     553           -
                                                   ----------     ----------
 Total Revenues                                       538,917        685,155
                                                   ----------     ----------

Cost of Sales:
 Commission expense                                   233,843        400,000
 Reseller and other costs                             152,676           -
                                                   ----------
 Total cost of sales                                  386,519           -
                                                   ----------     ----------

 Gross profit                                         152,398        285,155
                                                   ----------     ----------

Operating Expenses:
 Selling and marketing                                 11,180         11,000
 General and administrative                           998,472        186,921
                                                   ----------     ----------
 Total operating expenses                           1,009,652        197,921
                                                   ----------     ----------

Income from operations                               (857,254)        87,234
                                                   ----------     ----------

Other Income:
 Interest Income                                        2,034           -
                                                   ----------     ----------
 Total other income                                     2,034           -
                                                   ----------     ----------

Income before income taxes                           (855,220)        87,234

Income tax provision                                        0              0
                                                   ----------     ----------

Net income                                           (855,220)        87,234
                                                   ==========     ==========

Net Income per share                                    (0.00)          0.06
                                                   ==========     ==========

Average common shares outstanding                   1,527,620      1,527,620
                                                   ==========     ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

Intratel Group, LTD.
Condensed Consolidated Statement of Stockholders' Equity


                                  COMMON STOCK          ADDITIONAL
                              ----------------------     PAID-IN      RETAINED       TREASURY
                               SHARES        AMOUNT      CAPITAL      EARNINGS       STOCK
                              --------     ---------    ---------     ---------      --------
Balance, December 31, 1996    1,527,620   $      153   $(1,163,237)  $  (912,268)    (1,200,000)

Net Income for the nine
  Months Ended Sept 30, 1997          0            0             0    (2,100,092)
                             ----------   ----------    ----------    -----------   -----------

Balance, Sept 30, 1997        1,527,620   $      153    (1,163,237)  $(3,012,360)   $(1,200,000)
                             ==========   ==========    ==========    ==========    ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

Intratel Group, Ltd.
Condensed Consolidated Statements of Cash Flows for the three months ended Sept 30, 1997 and 1996



                                                       1997            1996
                                                       ----            ----

Cash flows from operating activities:
 Net income (loss)                                   (855,220)        87,234
 Adjustment to reconcile net income
     to net cash provided by (used in)
     operating activities:
    Depreciation                                        3,705            542
    Deferred tax liability                               -              -
    Decrease (increase) in accounts
     receivable                                       (92,924)          -
    Decrease (increase) in prepaid expenses             1,185           -
    Decrease in accounts payable and
     accrued liabilities                              119,466        (47,000)
    (Decrease) increase in income
     tax payable                                         -              -

     Net cash (used in) provided by
      operating activities                           (823,787)       134,776
                                                   ----------     ----------

Cash flows from investing activities:
 Due from Infinet and other                        (1,335,082)             0
                                                   ----------     ----------

     Net cash provided from
      investing activities                         (1,335,082)             0
                                                   ----------     ----------

Cash flows from financing activities:
 Increase in notes payable - shareholders              74,155              0
 Other Financing Activities                         2,037,500        122,071
                                                   ----------     ----------

     Net cash from (used) in financing
      activities                                    2,111,655              0
                                                   ----------     ----------

Net (decrease) increase in cash                       (47,215)       256,847
                                                   ----------

Cash, beginning of year                               181,850            395
                                                   ----------     ----------

Cash, end of year                                  $  134,635     $  234,708
                                                   ==========     ==========


The accompanying notes are in integral part of these condensed consolidated financial statements.

Intratel Group, Ltd.
Notes to Condensed Consolidated Financial Statements
For the Three Month Periods Ended Sept 30, 1997 and 1996


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

2.  Subsequent Event:
    None

Item 2.  Management's Discussion and Analysis of Plan of Operation
         ----------------------------------------------------------

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

Results of Operations
---------------------

For the quarter ended Sept  30, 1997 compared to the quarter ended
------------------------------------------------------------------
Sept 30, 1996
-------------

Revenue from operations for the quarter ended Sept 30, 1997 ("1997") was approximately $538,917, compared to approximately $685,155 for the quarter
ended Sept 30, 1996 ("1996").   This represents a 21% decrease or
approximately $146,238 from 1996.   This decrease in revenues was mainly
attributable to conversion of accounts from marketing agreements to accounts being directly billed by Intratel.

The gross margin remained constant at approximately 32.9% and 38.6% in 1997 and 1996, respectively. Management believes the gross margin may continue to decrease due to conversion of business currently on marketing agreements to being directly billed by Intratel.

Selling and Marketing Expenses were approximately $11,000 for the third quarter of 1997 as compared to approximately $11,000 for the third quarter of 1996.

General and administrative expenses were approximately $1,009,700 for 1997 compared to approximately $187,000 in 1996, an increase of approximately 539%. Increases in general and administrative expenses were mainly due to the merger between Intratel and Intelicom International Corporation. General and administrative costs are expected to remain high as planned acquisitions in 1997 and 1998 continue to take place.

The Company had net other income of approximately $2034 for 1997 with approximately $0 for 1996. The 1997 amounts were favorably impacted due to additional interest earned on higher cash balances maintained during 1997 in interest bearing accounts.

Net income (loss) for the third quarter 1997 was $(855,220) as compared to
$87,234 for the third quarter of 1996.   The decrease in net income was
attributable to additional costs associated with upcoming acquisitions and increased administrative costs associated with a major change in the independent contractor program and the associated marketing effort to launch it.

Liquidity and Capital Resources
-------------------------------

Intelicom's cash position at Sept 30, 1997 was approximately $134,635 as compared to $188,000 at December 31, 1996. The Company had net working capital of approximately $491,908 at Sept 30, 1997.

The Company believes that available cash, together with funds generated from operations and it's ongoing funding process, will be sufficient to finance the Company's working capital requirements as well as planned capital additions.

                                 PART II

Item 1.  Legal Proceedings
         -----------------
              Not Applicable

Item 2.  Changes in Securities
         ---------------------
              Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------
              Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
              Not Applicable

Item 5.  Other Information
         -----------------
              Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
              (a)  None
              (b) No reports on Form 8-K were filed during the three months ended Sept 30, 1997.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

INTRATEL GROUP, LTD.



By: /s/ CHARLES R. BRINK                .   Date:  October 8, 1997
   -------------------------------------
   Charles R. Brink
   President



By: /s/ DAVID SPEZZA                    .   Date:  October 8, 1997
   -------------------------------------
   David Spezza
   Vice President