Form 10QSB/A
period 1997-09-30
INTRATEL GROUP LTD
filed 1998-01-28
CIK 931758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                             FORM 10-QSB/A
         X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    __________     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

                                  OR

    __________  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to _______________

                   Commission file number 33-853963

                         INTRATEL GROUP, LTD.
                         --------------------
   (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                           72-1265159
                --------                           ----------
     State or Other Jurisdiction of       IRS Employer Identification
      Incorporation or Organization                 Number

        28050 US Hwy 19 N - Suite 202, Clearwater, FL    34621
        ------------------------------------------------------
       (Address of principal executive offices)        (Zip Code)

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

                   Yes      X           No            .
                      ------------        ------------

  The number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:
                  Class
         Preferred Stock, $.0001          Outstanding at Sept 30, 1997
                par value
          Common Stock, $.0001                     1,527,620    .
                par value                      -----------------
                                            Outstanding Securities

                                 PART II


Item 2.   Change in Securities and Use of Proceeds
          ----------------------------------------

               During the quarter ended September 30, 1997, the Registrant issued convertible promissory notes ("Notes") totalling approximately $2.1 million dollars. The Notes were sold to a limited number of "accredited investors" as that term is defined by Regulation D of the Securities Act of 1933. Barron Chase Securities, Inc. served as the placement agent and received a 10% commission. The offering was conducted pursuant to the exemption afforded by Rule 506 of Regulation D. The Notes provide that, upon closing of a secondary public offering involving the Registrant's Common Stock, if any, the Registrant shall repay the principal amount of the Notes, plus accumulated interest at 8% per annum and issue to the Note holders, for each $25,000 principal amount of the Notes, the number of shares of Common Stock equal to the result of dividing $25,000 by the price to the public per share of Common Stock in the secondary offering.



Item 5.   Other Information
          -----------------

               In September 1997, Mr. Vincent Jordan, the President of Infinet, was elected as a Director of the Registrant. In November 1997, Mr. Jordan resigned as a Director to pursue other business interests.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


INTRATEL GROUP, LTD.



By: /s/ ROBERT E. YAW                .       Date: January 23, 1998
   ----------------------------------
     Robert E. Yaw, II
     Chairman of the Board